Form 10-K
period 2002-12-31
MQ ASSOCIATES INC
filed 2003-03-28
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 333-101399

MQ ASSOCIATES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3860764
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4300 North Point Parkway
Alpharetta, Georgia	30022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(770) 300-0101

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes ☐  No ☒

At March 25, 2003, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.  At June 30, 2002, the market value of the common equity of MQ Associates, Inc. held by non-affiliates was zero.

DOCUMENTS INCORPORATED BY REFERENCE:	None

MQ Associates, Inc.

Form 10-K

PART I

Item 1.            Business

In this report, “we,” “us” and “our” refer to MQ Associates, Inc. and its subsidiaries, and “MQ Associates” refers to MQ Associates, Inc.

General

We are a leading operator of independent, fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States.  MedQuest, Inc. is a wholly-owned subsidiary of MQ Associates and MQ Associates directly or indirectly owns 100% of the capital stock of each of the operating subsidiaries.  MQ Associates has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest, Inc.

Our centers provide diagnostic imaging services using a variety of technologies including magnetic resonance imaging (MRI), computed tomography (CT), nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound and mammography. We operate a network of 79 wholly-owned centers in 13 states primarily throughout the southeastern and southwestern United States. Of our centers, 20 are multi-modality (MRI, CT and other technologies), 27 are dual modality (MRI and CT) and 32 are MRI only.

We believe that a key driver of our success is providing high quality service to referring physicians, patients and payors.

•                  We serve our referring physicians’ interests by providing them with: (i) convenient scheduling for their patients, (ii) fast turnaround times for procedure results, (iii) high quality images and (iv) skilled and accessible radiologists.

•                  We focus on providing excellent service to our patients by offering: (i) flexible scheduling with extended operating hours, (ii) convenient center locations, (iii) short waiting times, and (iv) a patient-friendly, non-clinical environment.

•                  We provide a high level of service to our payors with: (i) geographic coverage in local markets and (ii) high quality images and radiologist reports.

Our organization is structured to provide high quality service tailored to each of our local markets. We empower our center managers to run our centers to meet the demands of local market conditions, while our corporate structure provides economies of scale, corporate training programs, standardized policies and procedures and sharing of best practices across our network. Each of our center managers is responsible for meeting our standards of patient service, managing relationships with local physicians and payors and maintaining profitability.

The diagnostic imaging services industry encompasses all general radiology, interventional radiology and radiation oncology services, and represents an approximate $61.0 billion market. We operate in the FIC segment of this market, which accounts for 27.9%, or approximately $17.0 billion, of the overall diagnostic imaging market. The American College of Radiology estimates that from 1997 to 2000 (the most recent year for which data are available), the FIC segment of this market grew at an annual rate of 12.3%, while the overall diagnostic imaging market grew at an annual rate of 9.9%. According to Frost & Sullivan, the number of MRI scans performed in the FIC market is expected to grow at a compound annual growth rate of 13.9% from 2002 to 2007, compared with growth in the number of MRI scans performed in hospitals of 3.7%.

The FIC market is highly fragmented, with approximately 4,200 centers located in the United States in 2001. In 2001 (the most recent year for which data is available), the largest ten competitors in the FIC market, including us, represented only 16.0% of the industry’s imaging centers. While the number of centers has increased at a compound annual rate of 7.6% between 1997 and 2000, the growth in the number of centers has not kept pace with the compound annual rate of revenue growth in the FIC market of 12.3% between 1997 and 2000.

Business strategy

Our objective is to be the leading provider of outpatient diagnostic imaging services in the geographic markets we serve by:

Providing high quality service to our customers. Our business model is geared towards serving the needs of our three customers: (i) referring physicians; (ii) patients; and (iii) payors. Our staff is evaluated on customer service measures which include speed of procedure, accuracy and quality of images, customer experience “exit” surveys and financial performance.

Referring physicians: We recognize that by providing convenient scheduling for patients, fast turnaround times for procedure results, high quality images and skilled and accessible radiologists, we enable our referring physicians to improve the quality and efficiency of their individual medical practices. We focus on developing relationships with referring physicians to increase patient volume and enable us to identify and respond quickly to local market needs. We also provide extended hours of operation to meet patient volume without significant delay. Our policy is to provide image turnaround and supporting radiologist reports within one business day after a procedure is performed.

Patients: We strive to make the process of undergoing a diagnostic imaging procedure convenient and comfortable for our patients. Our customer service approach includes features that address our patients’ needs, such as flexible scheduling with extended operating hours, convenient center locations, short waiting times and a patient-friendly, non-clinical environment.

Payors: We believe that payors value our high quality services, efficient operations, cost-effectiveness and scale. Our scale is particularly important to payors as it enables us to satisfy a significant number of their patients’ needs. We seek to improve and expand our relationships with every significant payor group within the local markets we serve.

Enhancing our local market presence. We build concentrated groups of centers in the local markets we serve in order to build local market share. These groupings enable us to: (i) build a strong referral base, (ii) establish stronger relationships with commercial payors, (iii) attract and retain highly qualified radiologists and (iv) provide our patients with convenient locations that offer a range of imaging services. We look to deepen and expand our network by adding centers in our existing or neighboring geographic markets through de novo development and/or acquisitions until we become a leading provider of outpatient diagnostic imaging services in these markets.

Growing our existing centers. We generate attractive same center growth within our existing centers. We do so by extending hours of operation, adding modalities (progressing from MRI only to MRI and CT to multi-modality centers) and increasing imaging capacity through equipment upgrades and additional machines to meet the needs of our local markets. We also increase the performance of our centers through our focus on improving customer service and by implementing local sales and marketing programs to expand our referral sources.

Expanding our network. We expand our network of centers through de novo development and acquisitions, using a disciplined approach for evaluating and entering new geographic markets. We perform extensive due diligence before developing a de novo center or acquiring an existing center, including surveying local referral sources and radiologists, as well as, examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We only enter markets where: (i) there is sufficient patient demand for outpatient diagnostic imaging services, (ii) we believe we can gain sufficient market share, (iii) we can build key local referral relationships and (iv) payors are receptive to our entry into the market. As of December 31, 2002, we operated in 32 local markets and expect to continue our expansion into select new geographic markets and regions of the United States.

The 2002 recapitalization transaction

On August 15, 2002, we consummated a recapitalization transaction pursuant to an agreement dated July 16, 2002, as amended on August 8, 2002, among MQ Associates, its then existing stockholders and MQ Investment Holdings, LLC, which was a newly formed Delaware limited liability company and is managed by a board of directors comprised of certain individual partners of J.P. Morgan Partners, LLC. The total consideration paid in the recapitalization was valued at $365.1 million, including transaction costs. As a result of the recapitalization, approximately 70.0% of the total capital stock of MQ Associates is owned by MQ Investment Holdings, LLC and approximately 30.0% of the total capital stock of MQ Associates is owned by the management stockholders, in each case, on a fully diluted basis. In connection with the recapitalization, the following transactions occurred:

•                                     MQ Investment Holdings, LLC made an equity investment of $107.1 million in MQ Associates, Inc. and as a result of such investment received 72,100,000 shares of newly issued Class A Common Stock, par value $0.001 per share, and 35,000,000 shares of a new series of Series A Convertible Redeemable Preferred Stock, par value $0.001 per share, of MQ Associates;

•                                     Immediately prior to the consummation of the recapitalization, the then outstanding shares of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock of MQ Associates (all of which were owned by TA Associates, Inc. and other private investors) were converted in a series of transactions into 4,105,532 shares of Common Stock, 1,276,000 shares of the old series of Series A Redeemable Preferred Stock and 680,000 shares of the old series of Series B Redeemable Preferred Stock. As part of the recapitalization, MQ Associates (i) redeemed approximately 76.4% of the total outstanding shares of Common Stock and Class B Common Stock, including approximately 58.9% of the stock holdings of the management stockholders, for an aggregate redemption price of approximately $148.4 million (with $82.5 million received by TA Associates, Inc. and other private investors and $65.9 million received by the management stockholders) and (ii) redeemed 100% of the old series of Series A Redeemable Preferred Stock and 100% of the old series of Series B Redeemable Preferred Stock (all of which were held by TA Associates, Inc. and other private investors) for an aggregate redemption price of $19.6 million. In the management rollover equity transaction, management rolled over 100% of their remaining stock holdings, representing the remaining 23.6% of the total outstanding shares of Common Stock and Class B Common Stock. These management rollover shares were reclassified as (i) 28,605,000 shares of Common Stock, par value $0.001 per share (30,900,000 shares on a fully diluted basis), and (ii) 15,000,000 shares of a new series of Series B Redeemable Convertible Preferred Stock, par value $0.001 per share, which in the aggregate equals approximately 30.0% of the ownership of MQ Associates on a fully diluted basis after the consummation of the recapitalization;

•                                     Immediately prior to the closing of the recapitalization, MQ Associates transferred 100% of the ownership interests in each of its subsidiaries to MedQuest, Inc.;

•                                     MedQuest, Inc., as borrower, entered into an $80,000 senior credit facility and issued    $180,000 of 117/8% senior subordinated notes to fund a portion of the recapitalization; and

•                                     MQ Associates and all of the subsidiaries of MedQuest, Inc. became guarantors under the senior credit facility and the indenture governing the senior subordinated notes.

Company History

We were founded in 1993 by Gene Venesky, our Chief Executive Officer, and John K. Luke, our President, to provide high quality, fixed-site outpatient single and multi-modality diagnostic imaging services through both developing de novo centers and acquiring and integrating centers. We grew to 10 centers by the end of 1997, as we implemented and refined our business model. Since that time, we have selectively expanded our business, opening 39 de novo centers and acquiring and integrating 30 centers from 1998 to date. Our acquisitions have each generally consisted of one to three centers.

Facilities and equipment

We segregate our centers into three categories: (i) 20 centers that provide MRI, CT and other services (“multi-modality”), (ii) 27 centers that provide MRI and CT services (“dual-modality”) and (iii) 32 centers that provide MRI services only (“MRI only”). We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing machines through upgrades, adding machines and adding new modalities such as nuclear medicine, ultrasound and mammography. Additionally, we have 8 full-time equivalent mobile MRI machines which we use to conduct market testing, justify demand in CON states or to supplement capacity at our centers from time to time on an as needed basis.

Our centers operate 223 diagnostic imaging machines, of which we own 95.1%. Of these 223 machines, 78 are MRI machines, 43 are CT machines and 102 are other types of diagnostic imaging machines, including nuclear medicine, x-ray, fluoroscopy, ultrasound and mammography. In recent years, we have made a significant investment in new diagnostic imaging machines and equipment upgrades. As a result, the average age of our MRI machines is 3.0 years, as compared with the estimated useful life of seven years (excluding any upgrades which may extend the useful life), and the average age of our CT machines is 2.7 years as compared with the estimated useful life of seven years. This investment has enabled us to provide our patients with the latest imaging technology and invest a low percentage of our capital expenditures in equipment maintenance. Of the $52.8 million of our total capital expenditures for the year ended December 31, 2002, we invested approximately 4.7% in equipment maintenance, 64.2% in de novo centers and expansions and 31.1% in acquisitions of centers.

We continue to evaluate the mix of our diagnostic imaging equipment in response to changes in technology and to demand in the marketplace. We upgrade our equipment on an ongoing basis as new technologies become available. The development of new imaging technologies is now more likely to involve software and hardware upgrades that improve image acquisition time and the number and types of scans a machine can perform, at a cost that is significantly less than the cost of buying new equipment. These upgrades usually extend the life of a machine for at least two to three years.

Personnel

As of December 31, 2002, we had 1,114 employees, of which approximately 71 are employed at our headquarters and the remainder are employed at our diagnostic imaging centers. None of our employees are represented by a labor organization, and we are not aware of any activity seeking such organization. We believe that our relationship with our employees is good. Approximately 195 radiologists read scans for our network of centers on either a full or part-time basis. Of these, 12 are employed by us and the remainder are independent contractors. Occasionally, in order to meet increased volume growth, vacation schedules, retirements or other unexpected events, we contract with independent radiologist physician practice groups to provide interim radiology services for our centers.

Systems

In 2001, we implemented a WAN Communications System that enables the transmission of images and data throughout a proprietary network. Through the WAN and digital imaging transmission, we are transitioning from a film-based environment to a primarily film-less environment for MRI and CT modalities. We believe that the implementation of these systems will allow us to benefit from a variety of operational (local level) and financial (corporate level) efficiencies.

The new WAN system facilitates the distribution of images to our physicians and certain of our centers. The ability to transmit images to a referring physician’s office as soon as a procedure has been completed provides us with a new tool with which to market our services to physicians, thereby increasing the service levels we provide to local physicians. Moreover, the ability to electronically exchange information between radiologists in real time enables networked radiologists to cover larger geographical markets by utilizing the specialized training of other practitioners in our network. Finally, this technology creates cost reductions for our centers in areas such as film storage, support personnel and financial management. As the WAN enables us to transition to a paperless environment and to access financial data in real time, we expect to realize further cost efficiencies in areas such as financial reporting, accounts receivable collection and accounts payable processing.

We are currently implementing a RIS which was developed in conjunction with a software company and is specifically tailored to our business. This system is internet-based and facilitates both the technical and administrative segments of our business. The RIS has been implemented at certain of our centers and we anticipate that system-wide roll out will be completed by the end of the third quarter of 2003. We also anticipate that the billing software will be installed system-wide by the third quarter of 2003. The RIS is designed to meet our regulatory obligations regarding electronic transaction standards.

Customer service

We provide high quality, diagnostic imaging services to our customers. Our philosophy of delivering high quality patient care and customer service permeates our entire organization and all levels of management. Our emphasis on customer service enables us to develop strong relationships with referral sources and to attract top radiologists. We focus on conveniently locating our centers, answering our phones in under three rings and reducing waiting times through extended and weekend hours. In addition, our policy is to provide the referring physicians with their patients’ scans within one business day after a procedure is performed. Each quarter, we randomly select a group of centers and conduct randomized or blind customer service tests. Our center managers are compensated based on their respective center’s performance against our best practices benchmarks.

Payors

Our revenue is generated by providing patient services at our diagnostic imaging centers. Patient services revenue is earned from services billed directly to patients or third-party payors (generally Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis. The following table illustrates our payor mix based on net revenue for the year ended December 31, 2002:

Payor type

Commercial		59.6%
Government:		24.2%
Medicare	18.4%
Medicaid/Other	5.8%
Workers Compensation		6.6%
Other(1)		9.6%

(1)  Includes co-payments and direct payments by patients.

Our eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s insurance carrier (primarily if the insurance is a managed care organization). We have over 160 different contracts with commercial payors, and no one commercial payor accounted for more than 5.0% of our net revenue during the year ended December 31, 2002. These contracts, which describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide, enable us to serve patients with insurance coverage through their applicable commercial payors. Each of our center managers is responsible for billing our payors in accordance with the terms of these contracts and with our corporate policies.

Marketing

Each of our centers typically has a marketing manager who is fully dedicated to marketing activities. Each center manager also spends a significant amount of time on marketing activities. We perform marketing activities at the local level in an effort to attract new patients, expand and maintain relationships with referring physicians and payors, grow revenue at our existing centers and maintain contractual relationships. Marketing activities include participating in health fairs, organizing and presenting educational programs on new applications and uses of diagnostic imaging technology, developing and conducting customer service programs and calling managed care organizations and third-party insurance companies to solicit additional contracts. Each of our centers also has pamphlets describing the services offered at that center. Marketing activities principally focus on referring physicians and managed care entities, while general awareness programs are targeted to patients and referring physicians.

Suppliers

Several substantial companies are presently engaged in the manufacture of MRI (including Open MRI), CT and other diagnostic imaging equipment, including Philips Medical Systems, Inc., Siemens Medical Systems, Inc., GE Medical Systems, Inc., Hitachi Medical Systems America, Inc. and Toshiba American Medical Credit. We purchase contrast agents, which are used in some of our procedures, from Bracco Diagnostics, Inc. and film from Eastman Kodak Company. Most of our equipment is serviced through equipment servicing contracts with Philips and Hitachi as described below. We believe that we have good working relationships with all of our major suppliers.

In January 2003, we entered into a new service contract with Philips Medical Systems North America which requires them to service substantially all of our diagnostic imaging equipment on a twenty-four hour a day, seven day a week basis. This contract requires that we terminate existing contracts with other service providers where possible. The service contract has an initial term of five years and is priced at a fixed annual amount of $8.4 million, which is subject to increase based on our achieving certain levels of annual net patient revenue. The agreement provides that we are responsible for the cost of consumable items associated with the diagnostic imaging equipment covered by this agreement while Philips is responsible for the cost of labor and parts associated with repairs to such equipment. Our existing service contract with Hitachi Medical Systems America, Inc. requires them to provide planned preventative maintenance and remedial maintenance as needed on certain of our diagnostic imaging equipment. The service contract with Hitachi expires on December 31, 2004 and is priced at a fixed annual service cost for each MRI system covered under the service agreement. We are required to pay Hitachi an aggregate of $0.5 million per year under this service contract. The agreement provides that Hitachi is responsible for the cost of parts associated with maintenance of the equipment and for all authorized operating software enhancements. The agreement grants us discounts on parts and options not covered by the agreement.

Competition

The overall diagnostic imaging services market is competitive, with services being provided in multiple settings and by several different types of providers. We compete principally on the basis of our reputation for delivering high quality images and reports in a timely manner, the comfort and care we provide to patients in our centers and price. We compete with other FICs, groups of radiologists, hospitals, ambulatory surgery centers and non-radiologist physician practices, including equipment manufacturers and leasing companies that own and operate imaging equipment. Our major competitors in the FIC market include: HealthSouth Corporation, Radiologix, Inc., InSight Health Services Corp. and Alliance Imaging, Inc.  Our competition also includes hospitals and medical clinics that provide diagnostic imaging services by leasing mobile diagnostic imaging equipment on a full or part-time basis.

We operate in the FIC market, which is highly fragmented and characterized by a small group of large competitors and a large number of small competitors. Many of these small competitors are either sole proprietorships or are part of radiology medical practices. In 2002, the largest ten competitors in this market, including ourselves, represented only16.0% of the total number of FICs in the United States.

In addition, in the past some non-radiologist physician practices have refrained from establishing their own diagnostic imaging centers because of federal physician self-referral legislation. Final regulations issued in January 2001 clarify certain exceptions to the physician self-referral legislation, which may create opportunities for and encourage some physician practices to establish their own diagnostic imaging centers within their group practices, which may compete with us.

Environmental matters

We are subject to federal, state and local regulations governing the storage, use and disposal of hazardous materials and medical and radioactive waste products. Our diagnostic centers generate small amounts of medical wastes or other hazardous materials, and some of our imaging services involve the use of radioactive materials. Although we believe that our procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and adequately provide for the safety of our patients, employees and the environment, we cannot completely eliminate the risk of accidental releases, contamination or injury associated with these materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental, health and safety laws and regulations. We have not had material expenses related to environmental, health and safety laws or regulations to date.

Insurance

We may be subject to professional liability claims including, without limitation, for improper use or malfunction of our diagnostic imaging equipment. We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business and consistent with industry practice. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all.

We maintain general liability, professional liability and umbrella coverage in commercially reasonable amounts. As of December 31, 2002, our aggregate policy limits for these insurance policies were $2.0 million, $3.0 million and $20.0 million, respectively. Additionally, we maintain workers’ compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state’s specific requirements. We have not assumed any material liabilities, known or unknown, of any of the centers we have acquired. However, claims may be asserted against us for events that occurred prior to our acquiring these acquisitions.

The radiologists at our centers may from time to time be subject to malpractice claims. To protect against possible professional liability, we maintain professional liability insurance. We also require our non-employee radiologists to obtain their own malpractice insurance policies. Nevertheless, claims, suits or complaints relating to services provided by the radiologists at our centers may be asserted against us in the future, including malpractice.

Industry overview

Diagnostic imaging services are non-invasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of injuries, diseases and disorders, often reducing the cost, the amount of care required and the need for costly and invasive diagnostic procedures. Diagnostic imaging procedures include MRI, CT, positron emission tomography (“PET”), nuclear medicine, ultrasound, mammography, x-ray and fluoroscopy.

Diagnostic imaging modalities

Magnetic Resonance Imaging or MRI.  MRI involves the use of high-strength magnetic fields to produce computer-processed cross-sectional images of the body. Due to its superior image quality, MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. Conditions that can be detected by MRI include multiple sclerosis, tumors, strokes, infections and injuries to the spine, joints, ligaments and tendons. Unlike x-rays and CT, MRI does not expose patients to radiation.

Computed Tomography or CT.  In CT imaging, a computer analyzes the information received from an x-ray beam to produce multiple cross-sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. CT provides higher resolution images than conventional X-rays, but generally not as well-defined as those produced by MRI.

Nuclear Medicine or Gamma Camera.  Nuclear medicine, or gamma camera, utilizes short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions.

Positron Emission Tomography or PET.  PET utilizes a scanner to record signals emitted by compounds with signal-emitting tracers after these compounds are injected into a patient’s body. A scanner records the signals as they travel through the body and collect in the various organs targeted for examination. PET provides detection and tracking of cancers, coronary disease and neurological problems.

Ultrasound.  Ultrasound imaging utilizes high-frequency sound waves to develop images of internal organs, fetuses and the vascular system. Ultrasound has widespread applications, particularly for procedures in obstetrics, gynecology and cardiology.

Mammography.  Mammography is a specialized form of radiology utilizing low dosage x-rays to visualize breast tissue and is the primary screening tool for breast cancer.

General Fluoroscopy.  Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real time monitoring of organs.

General X-ray.  X-rays utilize high-energy radiation to penetrate the body and record images of organs and structures on film. X-rays are used in low doses to treat disease or injury and in high doses to treat cancer.

The following table sets forth the number of diagnostic imaging procedures performed in the United States from 1996 to 2001 by modality and the compound annual growth rates for each modality.

(in thousands)	1996	1997	1998	1999	2000	2001	Compound annual growth rate

MRI	9,800	10,100	11,900	13,300	14,600	15,900	10.2%
CT	25,400	27,200	29,000	30,700	32,500	34,500	6.3%
Nuclear medicine/ gamma camera	12,500	13,300	14,200	14,600	15,500	15,900	4.9%
PET	62	70	98	216	354	538	54.1%
Ultrasound	60,600	64,100	68,600	73,800	79,800	83,200	6.5%
Mammography	27,500	28,700	29,900	31,300	32,500	33,700	4.2%
General fluoroscopy	12,000	11,900	11,600	11,300	11,000	10,800	(2.1)%
General x-ray	205,300	206,900	208,600	210,700	212,200	214,500	0.9%

Source: Frost & Sullivan

While general X-ray remains, by far, the most commonly performed diagnostic imaging procedure, the fastest growing procedures are PET, MRI, ultrasound and CT. The rapid growth in PET scans is attributable to the recent introduction of PET technology. The number of MRI, ultrasound and CT scans continues to grow due to their wider acceptance by physicians and payors, an increasing number of applications for their use and a general increase in demand due to the aging population in the United States.

Diagnostic imaging settings

Diagnostic imaging procedures are typically performed in hospitals, freestanding centers and mobile/shared-service units.

Hospitals and Clinics.  Hospitals provide both inpatient and outpatient diagnostic imaging services, typically on site. These inpatient and outpatient centers are owned and operated by the hospital/clinic and are primarily used by patients of the hospital or clinic. The hospital or clinic bills third-party payors, such as health insurers, Medicare or Medicaid.

FICs.  Independent, fixed-site, outpatient, diagnostic imaging centers are not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patient volume and generally do not maintain dedicated, contractual relationships with hospitals or clinics. FICs typically perform their own billing, sales and marketing functions. Freestanding diagnostic imaging centers are generally located in metropolitan areas with established demand for MRI and other imaging services.

Mobile providers.  In contrast to FICs, mobile imaging operators operate diagnostic imaging systems in mobile trailers, providing their customers with shared-service or full-time diagnostic imaging services. Mobile providers target small to mid-size hospitals in non-urban areas in need of advanced imaging technologies but without the procedure volume or customer base to justify a fixed-site location. The mobile provider is paid directly by the hospital or the clinic.

Industry trends

Wider acceptance by physicians, payors and patients.  Imaging modalities, in particular MRI, continue to gain widespread acceptance from both physicians and payors because of the enhanced diagnostic applications and reduced cost to the payor of early diagnosis of an ailment. We believe that favorable managed care trends, including the elimination of pre-authorization requirements, will increase utilization of imaging modalities. Patients have begun to demand faster service and improved access to imaging procedures because of the non-invasive benefits that imaging procedures provide. With physicians, payors and patients increasingly focused on high quality, easily accessible and more cost-effective care, we believe that the role that diagnostic imaging plays in the delivery of healthcare will continue to increase over the next decade.

Increasing number of applications.  The use of imaging modalities such as MRI and CT has increased rapidly in recent years as these technologies enable physicians in a wide variety of specialties, including orthopedics, neurology, cardiology and internal medicine, to diagnose an increasing number of diseases and injuries quickly and accurately without exploratory surgery or other invasive procedures. For instance, whereas MRI has traditionally been used primarily for imaging of the spine, brain and bones, physicians are now utilizing MRI equipment to examine blockages in coronary arteries, a procedure that previously required exploratory surgery. Similarly, new CT applications include advanced chest and abdomen imaging. Accordingly, the market penetration of MRI scans has increased over the last decade from 37 scans per 1,000 people in 1996 to 57 scans per 1,000 people in 2001.

Favorable demographic trends.  According to the United States Census Bureau, the number of people in the United States over the age of 65 should more than double from its current level of 35.1 million to 70.3 million by 2030. Also, in the next ten years the most dramatic change in the demographic mix by age range should be in the 55 to 65 year-old age range. Utilization of diagnostic imaging services increases with age, therefore we believe the aging population and associated demographic trends should drive increased procedure volume. We believe that on average an individual in the 55 to 65 year-old range utilizes approximately 1.5 imaging procedures per year and an individual in the 65 and older age range utilizes approximately 2.5 imaging procedures per year, compared to individuals in the 25 to 35 age range who utilize approximately 0.5 imaging procedures per year.

Stable technology environment.  The pace of technological innovation in diagnostic imaging has stabilized, reducing the risk of equipment obsolescence and the need for large capital expenditures. As the development of new imaging technologies has slowed, the diagnostic imaging services industry has increasingly utilized less expensive software and hardware upgrades to existing equipment that improve image, reduce image acquisition time and increase the volume of scans that can be performed. We believe this trend toward equipment upgrades will continue, as we do not foresee new imaging technologies on the horizon that will displace MRI or CT.

Increased role of preventive medicine.  In addition, diagnostic imaging is increasingly being used as a screening tool for preventive care. We believe that future technological advances will continue to enhance the ability of radiologists to diagnose and influence treatment. For example, experimental MRI techniques, such as magnetic resonance spectroscopic imaging, are used to show the functions of the brain and to investigate how epilepsy, brain tumors, Alzheimer’s and other abnormalities affect the brain.

Market and industry data and forecasts

This report includes market share and industry data and forecasts that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Verispan L.L.C., of which SMG Marketing Group (“SMG”) is a part, The American College of Radiology and Frost & Sullivan were the primary sources for third-party industry data and forecasts.  Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information.  We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position relative to our competitors are based on the number of centers we operated as of May 31, 2002. Statements as to the diagnostic imaging services industry and the FIC market refer only to the diagnostic imaging services industry and FIC market in the United States.

Regulation

Licensing and certification.  Healthcare facility construction and operation is subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, and environmental protection laws. Diagnostic imaging centers must meet requirements under these laws in order to participate in government programs, including the Medicare and Medicaid programs.

In addition, free-standing diagnostic imaging centers that provide services independent of a physician’s office must be enrolled by Medicare as an independent diagnostic testing facility (an “IDTF”) to bill the Medicare program. Medicare carriers have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. Notwithstanding this complexity, we conduct our operations in compliance with federal, state and local laws and make every effort to satisfy the IDTF requirements or operate as a qualified physician’s office.

Certificates of need.  The laws of some of the states in which we operate limit our ability to acquire new diagnostic imaging equipment or expand or replace our existing equipment at diagnostic imaging centers because these states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items including diagnostic imaging systems or provision of diagnostic imaging services by us or by those parties for whom we manage facilities. Seven of the 13 states in which we operate require a CON and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these CONs are available in a given state. If we are unable to obtain the applicable CONs or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

Conversely, states in which we have obtained a certificate of need may repeal existing certificate of need regulations or liberalize exemptions from the regulations. For example, Missouri has liberalized exemptions from certificate of need programs. The repeal of certificate of need regulations in states in which we have obtained a certificate of need or a certificate of need exemption would lower barriers to entry for competition in those states and could adversely affect our business.

Our ability to obtain a CON (or exemption therefrom) in a particular state is not a definitive guarantee that our operations under the applicable CON law will be unchallenged. One or more parties may challenge our CON (or exemption therefrom) from time to time. While such challenges could be raised on a number of issues, they generally would be based upon the application or interpretation of certain financial formulae contained within the applicable CON statute and either: (i) our adherence to that formulae in the submission of our CON (or exemption therefrom) application or (ii) the applicable state agency’s interpretation or application of the CON statute in its review of our application. If we are unable to succeed against challenges to our CONs (or exemptions therefrom), we may be limited or precluded from continuing our operations in the relevant jurisdictions.

Fee-splitting; corporate practice of medicine.  The laws of many states in which we maintain facilities prohibit unlicensed persons or business entities, including corporations, from employing physicians or engaging in certain financial arrangements, such as splitting professional fees between physicians and non-physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. We structure our relationships with these radiologists in a manner that we believe does not constitute the practice of medicine by us in the states that prohibit such practice. Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state laws, and believe our current arrangements substantially comply with applicable laws, we cannot assure you that government officials charged with responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

Medicare and Medicaid reimbursement programs.  Our revenue is derived through our ownership, operation and management of diagnostic imaging centers. During the year ended December 31, 2002, approximately 24.2% of our net revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid).

Medicare.  The Medicare program is a social health insurance program that provides health care to Americans who either are sixty-five years of age and or have certain conditions such as end-stage renal disease. There are three separate “Parts” to the Medicare program, with the services that we provide being reimbursed under Part B, which covers physician, outpatient ambulatory and ancillary services, such as diagnostic imaging services.

Under prior Medicare policy, imaging centers generally participated in the Medicare program as either medical groups or, subject to the discretion of individual Medicare carriers, independent physiological laboratories. However, in 1997, the Centers for Medicare and Medicaid Services (“CMS”) created a new Medicare enrollment category entitled “Independent Diagnostic Treatment Facilities” (“IDTFs”). CMS has created one exception to IDTF enrollment, which applies to radiology group practices. While we generally have enrolled our imaging centers with the Medicare program as IDTFs, some of our centers are enrolled as radiology group practice groups.

The physician fee schedule is a statutory formula pursuant to which the Department of Health and Human Services assigns relative values to covered medical procedures based on the individual procedure’s ranking relative to the other procedures on the scale. The physician fee schedule is subject to annual updates which adjust the rates payable per procedure for inflation, subject to an adjustment so that projected spending for the year meets allowed spending for that year. In 2001, the Medicare program announced a reduction in virtually all services reimbursed under the Medicare physician fee schedule (including those services we provide) whereby Medicare payment for most diagnostic imaging services covered by Medicare was reduced in 2002 by approximately 11.0% for the services that we render.  Subsequent to this reduction, fee reimbursements were increased by 1.6% in February 2003 for procedures performed on or after March 1, 2003.  Medicare reimbursement represented 18.4% of our net revenue for the year ended December 31, 2002.

Medicaid.  The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state although both the federal government and many states are currently considering significantly reducing Medicaid funding. In most states in which we operate, Medicaid reimbursement for diagnostic imaging services is lower than the reimbursement rates paid by other payors (including the Medicare program), and some states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In two states in which we operate, the state Medicaid agencies have refused to authorize entities organized as free-standing diagnostic imaging centers to enroll in the Medicaid program. Medicaid represented 5.8% of our net revenue for the year ended December 31, 2002.

Federal Anti-Kickback and Stark Laws.  Federal law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs.

The Office of Inspector General at the Department of Health and Human Services has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. We have a variety of financial relationships with physicians that do not appear to meet a “safe harbor,” though the failure to meet a “safe harbor” does not mean that agreements violate the anti-kickback statute. Therefore, although we do not believe that these agreements violate the law, we cannot assure you that regulatory authorities will not determine otherwise, especially as enforcement of this law historically has been a high priority for the federal government. Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits a physician from referring Medicare (and to some extent Medicaid) patients to an entity providing “designated health services,” including, without limitation, radiology services, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a “circumvention scheme” as well as civil penalties of twice the dollar value of each service and exclusion from future participation in the Medicare and Medicaid programs.

On January 4, 2001, the Health Care Financing Administration, Department of Health and Human Services, now known as the Centers for Medicare and Medicaid Services (“CMS”), published final Phase I regulations to implement the Stark Law. Under these final regulations, radiology and certain other imaging services are included in the designated health services subject to the self-referral prohibition. Under the final regulations, such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, computerized axial tomography, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The final regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasonic procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, non-radiological medical procedures; (iii) nuclear medicine procedures; and (iv) ”invasive” or “interventional” radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

The Stark Law provides that a request by a radiologist for diagnostic radiology services, if such services are furnished by or under the supervision of such radiologist or another radiologist in the same group practice pursuant to a consultation requested by a third party physician, does not constitute a “referral” by a “referring physician.” The effect of the Stark Law on the radiology practices, therefore, will depend on the precise scope of services furnished by each such practice’s radiologists and whether such services derive from consultations or are self-generated.

In addition, we believe that we have structured our acquisitions of the assets of existing practices and our service agreements for management and administrative services so as to not violate the Stark Law and regulations. A determination of liability under the Stark law could have an adverse effect on our business, financial condition and results of operations.

Federal False Claims Act.  The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person.

In February 2003, we received a request for documents from the United States Department of Justice regarding our billing and other business practices. While we believe that we are in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, we could be subject to fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on our financial position or results of operations. However, at the present time, the outcome of this request cannot be predicted as management does not believe that the liability, if any, with respect to this matter is estimable.

State Fraud and Abuse Provisions.  Most of the states in which our diagnostic imaging centers are located have adopted a form of anti-kickback law, almost all of those states have also adopted a form of Stark Law, and some have adopted separate false claims provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all referrals by all healthcare providers for all healthcare services. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

In January 2003, we became aware of a request made by a party unaffiliated with us for an interpretation of the Georgia Patient Self-Referral Act of 1993 (the “Georgia Act”). Such party has requested a declaratory statement from Georgia’s Composite State Board of Medical Examiners (the “CME”) regarding whether agreements between operators of diagnostic imaging centers and a physician or group of physicians, including purchase service agreements of the type entered into by us, violate the Georgia Act. Although we do not believe that these agreements violate the Georgia Act and are vigorously defending their legitimacy, we do not know whether the CME will grant the declaratory statement. If the CME determines that purchase service agreements similar to ours violate the Georgia Act, the CME could impose civil penalties or other forms of relief authorized under the Georgia Act (such as disciplinary action) on our referring physicians or on us. For the year ended December 31, 2002, less than 5.0% of our total revenues were generated from purchase service agreements with Georgia physicians. However, any negative decision by the CME could adversely affect our business and operations.

On February 11, 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against us, our subsidiaries and our officers and directors, as well as various physician groups with whom we conduct business (“Class Action”). The Class Action was served on us on February 18, 2003 and raises questions concerning the legality of the purchase service agreements, which are otherwise the subject of the request for a declaratory statement from the CME, as discussed above. Due to the preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, we believe that these agreements neither violate the Georgia Act nor are improper under Georgia law and we will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our business or operations as a result of this legal proceeding.

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996.  The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. Although the Department of Health and Human Services issued proposed rules in 1998 concerning the security standards, final rules were not adopted until February 20, 2003.  The security standards contained in the final rules do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, healthcare clearinghouses and healthcare providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability.

With respect to the privacy standards, the Department of Health and Human Services published final rules in December of 2000. However, on August 14, 2002, the Department of Health and Human Services published final modifications to the privacy standards. The final modifications eliminate the need for patient consent when the protected health information is disclosed for treatment payment issues or health care operations. In addition, the final modifications clarified the requirements related to authorizations, marketing and minimum necessary disclosures of information. All healthcare providers are required to be compliant with the new federal privacy requirements no later than April 14, 2003. The HIPAA privacy standards contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in the following fines and/or imprisonment: (i) civil money penalties for HIPAA privacy violations are $100 per incident, up to $25,000, per person, per year, per standard violated; (ii) a person who knowingly and in violation of the HIPAA privacy regulations obtains individually identifiable health information or discloses individually identifiable health information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (iii) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (iv) if the offense is done with the intent to sell, transfer, or use individually identifiable health information for commercial advantage, personal gain, or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

HIPAA also required the Department of Health and Human Services to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress has extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension.

For a number of reasons, including compliance with the regulations promulgated by the Department of Health and Human Services pursuant to the Administrative Simplification Provisions, we have contracted with a software developer to provide two software products: (i) a Radiology Information System (“RIS”) that will contain radiology images, and patient scheduling, contact and insurance information and (ii) billing software. The RIS system has been implemented at certain of our centers, and we anticipate that the RIS system-wide roll out will be completed by the end of the third quarter of 2003. We also anticipate that the billing software will not be installed system-wide until the third quarter of 2003. It is our intention that the RIS and the billing software operate on a wide area network (“WAN”), in a “hub and spoke” fashion: electronic communications and transmissions to or from any of our facilities will be routed through firewalls and servers located in our Alpharetta-based administrative offices.

Roll out of the RIS and our billing software is partially dependent on the performance of third parties over whom we have no control, including vendors and suppliers of, among other things, bandwidth and the hardware elements of the systems. If we are unable to successfully implement and integrate this system, we could experience substantial delays in collection of net revenues and additional costs could be imposed on our facilities in order to comply with the electronic transaction standards. These delays would be a result of the fact that if our billing system does not comply with these standards, payors could reject some or all of our claims. We may not be able to resubmit our claims or expect to receive payment for those claims until our billing system meets the electronic transaction standards. Nevertheless, if we experience problems with the RIS, we have made contingent arrangements to use another vendor’s software in order to avoid these problems post-October 2003.

Each of our facilities must meet HIPAA standards by the deadlines noted above. The de-centralized nature of our structure could present significant challenges to us in implementation of the HIPAA standards.

Compliance program.  As a result of development and implementation assistance of our special healthcare regulatory counsel, we have a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have a full-time compliance officer who is charged with implementing and supervising our compliance program, which includes the adoption of: (i) ”Standards of Conduct” for our employees and affiliates and (ii) an “Ethics Process” that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. An important part of our compliance program consists of conducting periodic audits of various aspects of our operations. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program. We believe that our compliance program has been structured in light of the guidance provided by the Office of Inspector General of the U.S. Department of Health and Human Services.

Item 2.            Properties

We lease approximately 20,000 square feet of space in Alpharetta, Georgia for our executive and principal administrative offices. We currently operate 79 centers in 13 states as described in the following table:

State	Percentage of total revenues for the year ended December 31, 2002	Total number of centers	Number of de novo centers	Number of acquired centers

Georgia*	20.2%	20	15	5
South Carolina*	17.2%	13	7	6
North Carolina*	21.9%	12	5	7
Arizona	13.7%	6	1	5
Florida	3.9%	5	3	2
Alabama*	4.5%	4	3	1
Missouri*	3.3%	4	2	2
Tennessee*	4.8%	4	1	3
Virginia*	3.5%	4	0	4
Texas	3.3%	4	3	1
New Mexico	3.5%	1	0	1
Wisconsin	0.1%	1	0	1
Illinois	0.1%	1	0	1

	100.0%	79	40	39

*                                         Indicates state where certificate of need is required.

As of December 31, 2002, we owned one and leased 76 of the properties upon which our 77 centers were located.  We lease certain of our properties from related parties (See Item 13).

Item 3.            Legal proceedings

We are engaged from time to time in the defense of lawsuits and administrative proceedings arising in the ordinary course and conduct of our business and have insurance policies covering potential insurable losses where this coverage is cost-effective. Except as described below, we believe that the outcome of any of these lawsuits will not have a material adverse impact on our business, financial condition or results of operations.

On August 18, 1999, InMed Diagnostic Service, L.L.C. brought an action against MQ Associates, Inc., Siemens Medical Systems, Inc., Palmetto Imaging, Inc. and Open MRI of Florence, Inc. in the Court of Common Pleas for Richland County, South Carolina. In this action, InMed sued MQ Associates, Inc.  for its alleged violation of the South Carolina Unfair Trade Practices Act, for allegedly engaging in unfair competition in violation of the South Carolina common law duty to compete fairly, for alleged tortious interference with prospective contract and for alleged civil conspiracy with Siemens Medical Systems, Inc. The case was tried in December 2001, and the jury returned a verdict for the plaintiff in the amount of approximately $2.1 million. MQ Associates, Inc. moved for directed verdicts and for a judgment notwithstanding the verdict or in the alternative for a new trial. On January 10, 2002, the trial judge denied both post-trial motions and denied plaintiff’s motion for treble damages. The plaintiffs filed a motion to seek approximately $800,000 in legal fees from MQ Associates, Inc.; however, the trial judge ruled that if the plaintiff wins on appeal, plaintiff will be entitled to only $100,000 in legal fees. Both MQ Associates, Inc. and the plaintiff have appealed to the South Carolina Court of Appeals. MQ Associates, Inc. has paid $2.1 million for this matter, which is being held in escrow pending the final outcome.

Although there can be no assurance MQ Associates, Inc. will be successful, MQ Associates, Inc. is contesting this matter vigorously and believes it will be successful in the appeal.

In February 2003, we received a request for documents from the United States Department of Justice regarding our billing and other business practices. While we believe that we are in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, we could be subject to fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on our financial position or results of operations. However, at the present time, the outcome of this request cannot be predicted as management does not believe that the liability, if any, with respect to this matter is estimable.

In January 2003, we became aware of a request made by a party unaffiliated with us for an interpretation of the Georgia Patient Self-Referral Act of 1993 (the “Georgia Act”). Such party has requested a declaratory statement from Georgia’s Composite State Board of Medical Examiners (the “CME”) regarding whether agreements between operators of diagnostic imaging centers and a physician or group of physicians, including purchase service agreements of the type entered into by us, violate the Georgia Act. Although we do not believe that these agreements violate the Georgia Act and are vigorously defending their legitimacy, we do not know whether the CME will grant the declaratory statement. If the CME determines that purchase service agreements similar to ours violate the Georgia Act, the CME could impose civil penalties or other forms of relief authorized under the Georgia Act (such as disciplinary action) on our referring physicians or on us. For the nine months ended September 30, 2002, less than 5.0% of our total revenues were generated from purchase service agreements with Georgia physicians. Therefore, any negative decision by the CME could adversely affect our business and operations.

On February 11, 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against us, our subsidiaries and our officers and directors, as well as various physician groups with whom we conduct business (“Class Action”). The Class Action was served on us on February 18, 2003 and raises questions concerning the legality of the purchase service agreements, which are otherwise the subject of the request for a declaratory statement from the CME, as discussed above. Due to the preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, we believe that these agreements neither violate the Georgia Act nor are improper under Georgia law and we will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our business or operations as a result of this legal proceeding.

Item 4.            Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.            Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the Class A common stock and common stock of MQ Associates.  There were six owners of record for each of the Class A common stock and common stock of MQ Associates at March 25, 2003.  MQ Associates has not paid a dividend in relation to any class of its common stock and does not anticipate paying any dividends in the foreseeable future.  In addition, the senior credit facility and indenture related to the 117/8% senior subordinated notes of MedQuest, Inc. limits the ability of MedQuest, Inc. to pay dividends to MQ Associates.

As of December 31, 2002, the fourth amended and restated certificate of incorporation of MQ Associates authorized 385,000,000 shares of capital stock consisting of (i) 195,000,000 shares of

Common Stock, par value $.001, (ii) 115,000,000 shares of Class A Common Stock, par value $.001 per share, and (iii) 75,000,000 shares of Preferred Stock, par value $.001, of which (a) 35,000,000 shares are designated as Series A Redeemable Preferred Stock and (b) 15,000,000 shares are designated as Series B Redeemable Preferred Stock.

On August 15, 2002, in connection with the recapitalization of MQ Associates, (i) 28,605,000 shares of Common Stock, (ii) 72,100,000 shares of Class A Common Stock, (iii) 35,000,000 shares of Series A Preferred Stock and (iv) 15,000,000 shares of Series B Preferred Stock were issued.  As part of the recapitalization, MQ Investment Holdings, LLC made an equity investment of $107,100 in MQ Associates and received in return 72,100,000 shares of Class A Common Stock and 35,000,000 shares of Series A Preferred Stock.  In addition, as part of the recapitalization, 23.6% of the outstanding Common Stock and Class B Common Stock, which equaled 41.1% of the total stock holdings of the management stockholders immediately prior to the recapitalization were reclassified as 28,605,000 shares of Common Stock and 15,000,000 shares of Series B Preferred Stock, which in the aggregate equaled approximately 30.0% of the ownership of MQ Associates on a fully diluted basis following the consummation of the recapitalization.

The Company believes that the foregoing issuances of its equity securities in the recapitalization transactions did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.  No underwriters, brokers of finders were involved in these transactions.

The Series A Preferred Stock is convertible, at the option of the holder, (i) immediately prior to a liquidation or sale of MQ Associates, into a total of 35,000,000 shares of Class A Common Stock, or (ii) immediately prior to the consummation of an underwritten public offering, into the number of shares resulting from dividing $35,000,000 by the underwritten public offering price per share.  In the event of liquidation or sale of MQ Associates, the Series A Preferred Stock is entitled to an amount equal to the greater of $1.00 per share or the amount to be paid, per share, as if the Series A Preferred Stock had been converted into Class A Common Stock immediately prior to the liquidation.

The Series B Preferred Stock (i) is convertible, at the option of the holder, immediately prior to a liquidation or sale of MQ Associates, into a total of 17,295,000 shares of Common Stock and (ii) immediately prior to the consummation of an underwritten public offering, will be deemed automatically converted into the number of shares resulting from dividing $15,000,000 by the underwritten public offering price per share, plus 2,295,000 shares of Common Stock.  In the event of a liquidation or sale of MQ Associates, the Series B Preferred Stock is entitled to an amount equal to the greater of $1.00 per share or the amount to be paid, per share, as if the Series B Preferred Stock had been converted into Common Stock immediately prior to the liquidation.

The Series A Preferred Stock and Series B Preferred Stock may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35,000,000 for all of the Series A Preferred Stock and $15,000,000 for all of the Series B Preferred Stock.  Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 share of Common Stock.  In the event the (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect a planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem share of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock.

The conversion provisions related to the Series A and Series B Preferred Stock are subject to adjustment for certain events. Upon the consummation of any liquidation or sale of MQ Associates, after payment of the preference to the holders of Series A Preferred Stock, the holders of Class A Common Stock will be entitled to receive out of the proceeds of such liquidation or sale, before any payment will be made to the holders of any capital stock ranking junior to the Class A Common Stock, an amount per share of Class A Common Stock equal to the original cost of such share.  After payment has been made to the holders of Class A Common Stock of the full amount set forth in the preceding sentence, the holders of Common Stock will be entitled to receive out of the proceeds of such liquidation or sale an amount per share of Common Stock equal to the original cost of each such share of Common Stock pari passu with the payment of the preference to the holders of Series B Preferred Stock.  After payment of the amounts set forth above, the holders of Common Stock and the holders of Class A Common Stock will share ratably in the remaining proceeds, if any, of such liquidation or sale.

Item 6.            Selected Financial Data

The following table sets forth our selected historical consolidated financial data and other data.  The summary consolidated historical financial data set forth below should be read in conjunction with and is qualified in its entirety by reference to “Management’s discussion and analysis of financial condition and results of operations,” the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.  The selected consolidated financial data for the fiscal years ended December 31, 2002 and 2001 have been derived from financial statements audited by PricewaterhouseCoopers, LLP.  The selected consolidated financial data for the fiscal years ended December 31, 2000 and 1999 have been derived from financial statements audited by Elliott Davis, LLC.  The selected consolidated financial data for the fiscal year ended December 31, 1998 has been derived from unaudited consolidated financial statements. In the opinion of management, the unaudited information reflects all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results for the period presented.

	Fiscal year ended December 31,
(dollars in millions)	1998	1999		2000		2001		2002
	(unaudited)
Statement of operations data:
Net revenues from services	$34.0	$56.7		$85.9		$142.3		$203.4
Costs and expenses
Operating expenses, excluding depreciation and amortization	16.3	25.0		35.6		61.0		89.4
Marketing, general and administrative expenses	10.3	17.3		25.6		55.6		61.5
Depreciation and amortization(1)	5.9	9.2		11.2		17.5		23.9

Income from operations	1.5	5.2		13.5		8.2		28.6
Interest expense, net	2.4	4.1		4.8		8.2		26.6

Income (loss) before provision for income taxes	(0.9)	1.1		8.7		0.0		2.0
Provision (benefit) for income taxes(2)	—	(0.3)		3.4		4.0		0.8
Minority interest in net income of consolidated subsidiaries	—	—		0.1		0.1		—

Net income (loss)	$(0.9)	$1.4		$5.2		$(4.1)		$1.2

Other financial data (unaudited):
Net cash and cash equivalents provided by operating activities	$5.9	$7.1		$12.0		$20.3		$16.2
Net cash and cash equivalents used in investing activities	(23.8)	(11.6)		(15.0)		(60.1)		(50.6)
Net cash and cash equivalents provided by financing activities	20.1	3.6		3.0		42.9		32.3
Capital expenditures:
Maintenance	0.1	0.6		0.8		1.3		2.5
Expansion and acquisition of centers and de novo centers	22.7	11.0		14.2		58.8		50.3
Ratio of earnings to fixed charges(3)	—	1.2	x	2.6	x	1.0	x	1.1	x
Balance sheet data (at period end):
Cash and cash equivalents	$3.1	$2.3		$2.3		$5.4		$3.2
Working capital(4)	2.4	8.7		13.2		20.7		31.7
Total assets	42.4	51.4		72.9		137.3		198.4
Total debt	37.5	46.1		58.1		115.6		238.9
Redeemable preferred stock	—	18.8		79.3		105.3		50.0
Total stockholders’ deficit(5)	(1.1)	(20.6)		(75.9)		(105.4)		(118.2)

Operating data (unaudited):
Number of centers:
Balance, beginning of period	10	20		33		43		66
Additional de novo	7	12		5		10		4
Additional acquired	3	1		5		13		7

Balance, end of period	20	33		43		66		77

(1)                                  In adopting SFAS 142, effective January 1, 2002, we no longer amortize goodwill and certificates of need. There was no impairment to goodwill and certificates of need as a result of the impairment test performed. Amortization expense for goodwill and certificates of need for the years ended December 31, 1998, 1999, 2000 and 2001 was $0.1 million, $0.3 million, $0.6 million and $0.9 million, respectively.

(2)                                  During 1999 we were an S-corporation from January 1st through October 7th. Therefore, no federal income taxes were provided for during this period.

(3)                                  Earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs and discount on the notes and (iii) an allocation of one-third of the rental expense from operating leases, which management considers to be a reasonable approximation of the interest factor of operating lease payments. For fiscal 1998, fixed charges exceeded earnings by $0.9 million.

(4)                                  Working capital is current assets, excluding cash and cash equivalents, minus current liabilities, excluding the current portion of long term debt and line of credit.

(5)                                  On March 30, 2001, TA Associates, Inc. made its second equity purchase and first subordinated debt loan to us. As of March 31, 2001, none of these funds had been used to repurchase a portion of the shares from the two founders. The repurchase took place in April, 2001 and a portion of the shares held by our co-founders were repurchased for $18.8 million. Such repurchase was accounted for as a $19.9 million reduction to stockholders’ equity. The increase in 1999 and 2000 reflects accretion to the redemption value of the redeemable preferred stock of MQ Associates.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the consolidated financial condition, liquidity and capital resources and results of operations of MQ Associates.  This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this report.  This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance.  The actual results achieved by MQ Associates could differ materially from results anticipated in these forward-looking statements as a result of factors set forth under “—Disclosure regarding forward-looking statements” and elsewhere in this report.

Overview

We are a leading operator of FICs in the United States. We operate a network of 79 wholly owned centers in 13 states primarily throughout the southeastern and southwestern United States of America. From 2000 to 2002, on average, 75.1% of our net revenue was derived from MRI services and 12.3% of our net revenue was derived from CT services. The remainder of our revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound and mammography services.

Our revenue is generated by providing patient services. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis. For the year ended December 31, 2002, approximately 59.6% of our net revenue came from commercial payors, 24.2% from government payors, 6.6% from workers compensation and 9.6% from other sources, including payments made directly by patients. Additionally, we have entered into purchase service agreements with physicians through which we provide diagnostic imaging services to a physician’s patients for a set fee which is paid by the physician, who then directly bills payors. These purchase service agreements represented approximately 7.5% of our net revenue for the year ended December 31, 2002, and were accounted for as payments by commercial payors, workers compensation and other sources. We have over 160 different contracts with commercial payors, and no single commercial payor accounted for more than 5.0% of our net revenue for the year ended December 31, 2002. Each of these contracts is renegotiated on an annual basis. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

The principal components of our operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, annual equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs excluding depreciation and amortization, as a percentage of net revenue, have increased from 41.5% for the year ended December 31, 2000 to 43.9% for the year ended December 31, 2002. This increase was primarily a result of an increase in our radiologists and technologists costs.

The principal components of our marketing, general and administrative (“MG&A”) expenses are compensation paid to center managers, marketing managers, billers, collectors and other administrative personnel, marketing costs, business development expenses, corporate overhead costs and bad debt expense. MG&A costs, as a percentage of net revenue, have increased from 29.7% for the year ended December 31, 2000 to 30.2% for year ended December 31, 2002.

From 2000 to 2002, for our centers that were in operation for 24 months or longer preceding the end of the period, we have increased average daily scan volumes across all of our modalities by 47.3%. Our average daily scan volume per machine for our MRI machines and CT machines increased at compound annual growth rates of 15.5% and 13.9%, respectively.

The average fee per scan for MRI and CT declined by 3.8% and 1.8%, respectively, from 2001 to 2002 and increased slightly by 1.7% and 2.9%, respectively, from 2000 to 2001, in each case due to pricing variations among the geographic markets we serve and competition. The average fee per scan for MRI for the year ended December 31, 2002 decreased by 3.8% as compared to the same period in 2001 due primarily to a reduction in Medicare payment rates. Medicare payments for most diagnostic imaging services covered by Medicare were reduced in 2002 by approximately 11.0% for the services we render through the application of a pre-existing standard pricing formula that is applied annually by the Centers for Medicare and Medicaid Services. To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on Medicare reimbursement levels, any change in Medicare reimbursement rates will result in a corresponding change in reimbursement from our commercial payors.

Our growth has come from same center revenue, de novo development and strategic acquisitions. We increase our same center revenue by attracting new referring physicians, extending hours of operations, managing our scan and payor mix and adding capacity and modalities to meet local market needs. De novo development generally comes through expansion within our local markets. Strategic acquisitions allow us to quickly enter new markets as well as round out our regional networks of existing centers.

Significant acquisition

On September 1, 2001, one of our subsidiaries purchased the centers owned and operated by AMI Outpatient Services, Ltd. for a total purchase price of $18.6 million. In addition, this subsidiary agreed to pay an earn-out to the extent that the net revenue at two of the centers acquired from AMI, less the amount of any contractual adjustments, refunds and bad debt expense, exceeds certain thresholds. Net revenue will be calculated for the twelve month periods ended August 31, 2002, 2003 and 2004, respectively. The maximum earn-out payable for each applicable twelve month period is $0.7 million. This earn-out will not be accounted for on the balance sheet of MQ Associates as a liability unless and until it is earned. We recorded a $0.2 million liability related to this earn-out at December 31, 2002. The business acquired by us from AMI constitutes a “significant subsidiary” as that term is used in Regulation S-X based on the amount of our investment compared to our total assets.

Net revenues for AMI amounted to $21.8 million and $6.5 million for the year ended December 31, 2002 and the four months ended December 31, 2001, respectively. These net revenue amounts represented 10.7% and 11.7% of our consolidated net revenues for the respective periods.

Operating income for AMI amounted to $3.6 million and $1.0 million for the year ended December 31, 2002 and the four months ended December 31, 2001, respectively. These operating income amounts represented 12.5% and 20.6% of our consolidated operating income for the respective periods.

Net income (loss) for AMI amounted to $(0.1) million and $0.3 million for the year ended December 31, 2002 and the four months ended December 31, 2001, respectively. These net income (loss) amounts represented (11.7)% and 58.0% of our consolidated net income for the respective periods. AMI’s net loss during the year ended December 31, 2002 was primarily a result of pre-payment penalties of $2.2 million that were incurred in connection with the recapitalization transaction.

Results of operations

The following table sets forth operating expenses, MG&A expenses, depreciation and amortization, net interest expense and other expenses, and these amounts as a percentage of net revenue for the periods indicated:

	Year ended December 31,
(dollars in millions)	2000		2001			2002

Net revenues from service	$85.9	100.0%	$142.3	100.0%		$203.4	100.0%
Operating expenses	35.6	41.4	61.0	42.9		89.4	44.0
MG&A expenses	25.6	29.8	55.6	39.0		61.5	30.2
Depreciation and amortization	11.2	13.0	17.5	12.3		23.9	11.7

Income from operations	13.5	15.8	8.2	5.8		28.6	14.1
Interest expense, net	4.8	5.7	8.2	5.8		26.6	13.1
Minority interest in net income of consolidated subsidiaries	0.1	0.1	0.1	0.1		0.0	0.0
Provision (benefit) for income taxes	3.4	4.0	4.0	2.8		0.8	0.4

Net income (loss)	$5.2	6.1%	$(4.1)	(2.9%	)	$1.2	0.6%

Year ended December 31, 2002 compared to year ended December 31, 2001

Net revenue was $203.4 million for the year ended December 31, 2002, representing an increase of $61.1 million, or 42.9%, from revenue of $142.3 million for the year ended December 31, 2001.  This increase was primarily the result of an increase in the number of scans performed in the year ended December 31, 2002, as compared to the year ended December 31, 2001, which was partially offset by a decrease of 15.1% in average price per scan for the year ended December 31, 2002, as compared to the year ended December 31, 2001. This percentage decrease in average price per scan primarily reflects an increase in the number of multi-modality centers in operation at December 31, 2002 and a decrease in the average price per scan for MRI and CT. Multi-modality centers provide technologies in addition to MRI and CT for which the fee per scan is generally lower than the fee per scan for MRI and CT services, however, the lower fee per scan is substantially offset by higher scan volumes.

Operating expenses, excluding depreciation and amortization, were $89.4 million for the year ended December 31, 2002, representing an increase of $28.4 million, or 46.6%, as compared to $61.0 million for the year ended December 31, 2001. Operating expenses, excluding depreciation and amortization, as a percentage of net revenue increased to 44.0% for the year ended December 31, 2002, as compared to 42.9% for the year ended December 31, 2001. This increase was primarily the result of an increase in compensation costs for radiologists, technologists and transcriptionists in the amount of $16.7 million. We have experienced a general increase in relative compensation costs due to an increased level of demand in the industry for these types of professionals. There were also slight increases in repairs and maintenance and other operating expenses for the year ended December 31, 2002, as compared to the year ended December 31, 2001, however, these increases were substantially offset by slight decreases in other wages and related costs, operating supplies and equipment rentals for the same comparison periods.

MG&A expenses were $61.5 million for the year ended December 31, 2002, representing an increase of $5.9 million, or 10.6%, as compared to MG&A expenses of $55.6 million for the year ended December 31, 2001. MG&A expenses as a percentage of net revenue were 30.2% for the year ended December 31, 2002, as compared to 39.0% for the year ended December 31, 2001. MG&A expenses, as a percentage of net revenue, were 30.9% for the year ended December 31, 2001 after excluding the $9.4 million one time non-cash compensation charge related to variable plan accounting treatment of the purchase of restricted stock by certain executives from our co-founders and the charge of $2.1 million related to the InMed litigation. MG&A expenses, as a percentage of net revenue, were 29.9% for the year ended December 31, 2002, after excluding “success fees” of $0.6 million paid to certain executives in connection with the leveraged recapitalization of MQ Associates in August 2002.  MG&A expenses are relatively fixed in nature, therefore, as net revenue increases, MG&A as a percentage of net revenue decreases. The decrease from the year ended December 31, 2001, after excluding the one-time non-cash compensation charge and charge related to the InMed ligitaion, to the year ended December 31, 2002, after excluding “success fees” paid in connection with the recapitalization transaction, was primarily the result of this effect, as well as our continued cost containment efforts. There were slight increases in other general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002, however, these increases were substantially offset by decreases in wages and related costs and marketing expenses for the same comparison periods.

Depreciation and amortization was $23.9 million, or 11.7% of net revenue, for the year ended December 31, 2002, as compared to $17.5 million, or 12.3% of net revenue, for the year ended December 31, 2001. This decrease, as a percentage of net revenue, was primarily the result of significant increases in net revenue for the comparison periods and of discontinuing the amortization of goodwill as a result of adopting SFAS 142 in January 2002. The increase in depreciation and amortization during the year ended December 31, 2002, as compared to the year ended December 31, 2001 was principally due to the higher amount of depreciable assets associated with the addition of 11 new centers between December 31, 2001 and December 31, 2002. Depreciable assets at December 31, 2002 amounted to $151.7 million as compared to $110.3 million at December 31, 2001.

Interest expense, net, increased to $26.6 million for the year ended December 31, 2002 from $8.2 million for the year ended December 31, 2001. Interest expense, net, increased primarily due to the payment in August 2002 of prepayment penalties of approximately $10.6 million and an increased level of indebtedness as a result of the leveraged recapitalization transaction which was completed in August 2002. Indebtedness increased from $115.6 million at December 31, 2001 to $238.9 million at December 31, 2002.

Income taxes were $0.8 million for the year ended December 31, 2002, as compared to $4.0 million for the year ended December 31, 2001. The effective tax rate was 39.2% for the year ended December 31, 2002 as compared to 111.7% for the year ended December 31, 2001.  The effective tax rate was substantially higher for the year ended December 31, 2001 as a result of the one-time non-cash compensation charge incurred in 2001, which was not deductible for income tax purposes.  There were Federal and state net operating loss carryforwards amounting of approximately $0.4 million and $29.5 million at December 31, 2002.

As a result of the foregoing factors, we had net income of $1.2 million for the year ended December 31, 2002, as compared to a net loss of $4.1 million for the year ended December 31, 2001.

Year ended December 31, 2001 compared to year ended December 31, 2000

Net revenue increased $56.4 million to $142.3 million in 2001 compared to $85.9 million in 2000 primarily due to higher average daily scan volume, higher average price per MRI and CT scan and acquisitions. Revenues related to new centers amounted to $36.2 million for the year ended December 31, 2001. In 2001, we acquired 13 centers, including four centers in the Phoenix area in September 2001, and opened ten de novo centers, compared to five acquisitions and five de novo centers during 2000.

Operating expenses, excluding depreciation and amortization, increased $25.4 million to $61.0 million in 2001 compared to $35.6 million in 2000. Operating expenses, excluding depreciation and amortization, as a percentage of net revenue increased from 41.4% in 2000 to 42.9% in 2001 as a result of adding 23 centers during 2001, with 12 centers added during the second half of the year (four de novo and eight acquisitions). Compensation for radiologists, technicians and transcriptionists increased $14.9 million, an increase of 0.7% as a percentage of net revenue, primarily as a result of an increase in the number of new centers and an increase in radiologist and technologists’ compensation. Supplies costs increased $2.5 million, but as a percentage of net revenue, decreased 0.3% due to our continuing efforts to aggressively negotiate discounts for our volume purchase agreements. Building costs, primarily real estate lease payments, increased $2.7 million due to the increase in the number of centers and increase in corporate headquarters rent.

MG&A expenses increased $30.0 million to $55.6 million in 2001 compared to $25.6 million in 2000. MG&A expenses as a percentage of net revenue increased from 29.8% in 2000 to 39.0% in 2001. Payroll and non-operating employee expenses increased $20.3 million to $33.9 million primarily due to the $9.4 million one time non-cash compensation charge and the addition of new centers. Bad debt expense increased to $4.9 million in 2001 from $2.9 million in 2000 primarily due to the increase in gross revenue. Business development costs, which consist primarily of travel and related costs for due diligence and investigating business development opportunities, increased $0.2 million. During the first quarter of 2001, we incurred a one time non-cash compensation charge of $9.4 million due to variable plan accounting treatment of the purchase of restricted stock by certain of our executive officers from our co-founders. Additionally, during 2001, MQ Associates incurred a charge of $2.1 million and deposited the funds in escrow pending the final outcome of the InMed action and incurred approximately $0.3 million in related legal fees. Excluding the $9.4 million one time non-cash compensation charge relating to variable plan accounting treatment of the purchase of restricted stock by certain executive officers from our co-founders and the charge of $2.1 million incurred by MQ Associates in the InMed action, MG&A expenses as a percentage of net revenue increased from 29.8% in 2000 to 30.9% in 2001.

Depreciation expense increased to $16.6 million in 2001 compared to $10.6 million in 2000, principally due to a higher amount of depreciable assets associated with the addition of 23 new centers. Depreciable assets at December 31, 2001 amounted to $141.2 million as compared to $78.6 million at December 31, 2000. Amortization expense, primarily related to goodwill, totaled $0.9 million in 2001 and $0.6 million in 2000.

Interest expense, net, increased to $8.2 million in 2001 compared to $4.8 million in 2000, as a result of higher average outstanding debt balances during 2001 as compared to 2000. Indebtedness increased from $58.1 million at December 31, 2000 to $115.6 million at December 31, 2001. The interest rate on a majority of our long-term debt was fixed for the years ended December 31, 2001 and 2000.

We recorded $4.0 million in income tax expense in 2001 compared to $3.4 million in 2000. The calculation of an effective tax rate for 2001 is meaningless since we reported an operating loss which included the $9.4 million variable plan accounting charge. We had no federal net operating losses, and $10.0 million in state net operating loss carry forwards at December 31, 2001.

Liquidity and capital resources

The principal uses of our liquidity are to finance our capital expenditures and make acquisitions, as well as to fund our operations. We operate in a capital-intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of our de novo centers and the acquisition of additional centers.

Our primary sources of liquidity to fund our operations and capital expenditures and satisfy our debt service obligations are cash flow from operating activities and borrowings under our five-year senior credit facility.

Net cash provided by operating activities was $16.2 million for the year ended December 31, 2002, representing a decrease of $4.1 million from $20.3 million for the year ended December 31, 2001. This decrease resulted primarily from the increase in interest expense as a result of the recapitalization that occurred during the year ended December 31, 2002.

Net cash provided by operating activities was $20.3 million for the year ended December 31, 2001 and $12.0 million for the year ended December 31, 2000. The increases resulted primarily from increased net income, excluding the effect in 2001 of the $9.4 million non-cash compensation charge and the $2.1 million charge relating to the InMed litigation which was not deposited into escrow until January 2002, and was offset by increased use of working capital.

Net cash used in investing activities was $50.6 million for the year ended December 31, 2002, representing a decrease of $9.5 million from $60.1 million for the year ended December 31, 2001. This decrease resulted primarily from the completion of fewer acquisitions and openings of de novo centers during the year ended December 31, 2002 compared with the year ended December 31, 2001.  There were a total of 11 acquisitions and de novo center openings for the year ended December 31, 2002 as compared to a total of 13 acquisitions and de novo center openings for the year ended December 31, 2001.

Net cash used in investing activities was $60.1 million for the year ended December 31, 2001 as compared to $15.0 million for the year ended December 31, 2000.  The increase in 2001 compared to 2000 resulted primarily from our acquisitions of 13 centers for a total purchase price of $34.2 million and increased capital expenditures as discussed below.

Net cash provided by financing activities was $32.3 million for the year ended December 31, 2002, representing a decrease of $10.6 million from $42.9 million for the year ended December 31, 2001. This decrease resulted primarily from a decrease in the amount of financing used for acquisitions during the year ended December 31, 2002, as compared to the year ended December 31, 2001.

Net cash provided by financing activities was $42.9 million for the year ended December 31, 2001 as compared to $3.0 million for the year ended December 31, 2000. In 2000, we received funds from TA Associates, Inc. in exchange for certain equity and subordinated notes of MQ Associates. The proceeds of these exchanges were immediately used to repurchase common equity of MQ Associates.

We incurred substantial indebtedness in connection with the recapitalization transaction.  At December 31, 2002, we had $238.9 million of indebtedness outstanding, as compared to $115.6 million at December 31, 2001.  In addition, at December 31, 2002, we had a stockholders’ deficit of $118.2 million, as compared to our stockholders’ deficit of $105.4 million at December 31, 2001. Our indebtedness primarily consists of $180.0 million under the notes and $56.0 million under our senior credit facility. Further, at December 31, 2002 we would have been able to borrow an additional $23.2 million (after giving effect to $0.8 million of outstanding letters of credit) under the senior credit facility to fund our working capital requirements and future acquisitions.

Borrowings under the senior credit facility accrue interest, at the option of MedQuest, Inc. as borrower, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at December 31, 2002 were based upon the Eurodollar rate (1.38% at December 31, 2002).  The senior credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon our consolidated leverage ratio, as defined.

The notes bear interest at the rate of 11 7/8% per annum.  Interest on the notes is payable semi-annually in cash on each February 15 and August 15.  The notes mature on August 15, 2012.  In February 2003, Medquest, Inc. registered an identical series of notes with the SEC and subsequently completed an exchange of all of the unregistered $180 million aggregate principal amount of notes for the registered notes.

The senior credit facility and the indenture governing the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to maintain certain financial ratios. We were in compliance with all covenants under the senior credit facility at December 31, 2002.  Our indebtedness under the senior credit facility is secured by substantially all of our assets, including our inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and guaranteed by all of our domestic subsidiaries.  The notes are senior subordinated unsecured obligations of MedQuest, Inc., ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates and each of MedQuest Inc.’s subsidiaries.

The following table sets forth the contractual obligations under our long-term debt and other material contractual commitments, including capital lease obligations and non-cancelable operating leases as of December 31, 2002 (in millions):

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years or longer

(in millions)
Long-term debt obligations, excluding interest	$232.3	$—	$—	$56.0	$176.3
Capital lease obligations	3.7	0.9	1.8	1.0	—
Operating lease obligations(a)	97.6	19.6	33.9	27.1	17.0
Purchase obligations(b)	17.0	1.7	14.8	0.5	—

Total contractual obligations	$350.6	$22.2	$50.5	$84.6	$193.3

(a)  Primarily consists of real estate leases.

(b) Does not reflect payments under the Philips service contract which we entered into in January 2003.  The obligations related to this service contract will total $42.0, and the payments due by period will be $8.4 for payments due in less than 1 year, $16.8 for payments due in 1-3 years, $16.8 for payments due in 4-5 years and no payments due in 5 years or longer.

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of

Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. We have not accreted the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of December 31, 2002.

Our high level of debt may make it more difficult for us to borrow funds in the future. Based on our current level of operations and anticipated growth, we believe that our cash flows from operations, together with future borrowings under our senior credit facility, will be sufficient over the next year to meet our liquidity requirements, including our debt service obligations, working capital needs and capital expenditures. However, there can be no assurance that this will be the case.

Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that we will be able to raise any necessary funds in addition to those currently available to us through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all. Moreover, if we were to engage in one or more significant acquisition transactions, it may be necessary for us to restructure our existing credit arrangements.

Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, to implement our expansion plans, to refinance our indebtedness and to comply with our financial covenants under the senior credit facility depends on our future operating performance and cash flows from operations, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Capital expenditures

We incur capital expenditures for the purposes of:

•                  purchasing new equipment and incurring leasehold improvements for de novo centers;

•                  acquiring the assets of existing centers;

•                  upgrading existing equipment to increase volume and/or quality; and

•                  replacing less advanced equipment.

Capital expenditures (excluding acquisitions) totaled $36.4 million for the year ended December 31, 2002, compared to $25.9 million for the year ended December 31, 2001.  Capital expenditures related to acquisitions amounted to $16.4 million for the year ended December 31, 2002, compared to $34.2 million for the year ended December 31, 2001.  Capital expenditures, in the aggregate, amounted to $52.8 million for the year ended December 31, 2002 as compared to $60.1 million for the year ended December, 31 2001.

We believe that capital expenditures will range between $30.0 and $35.0 million for the year ended December 31, 2003.  However, the amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

During the first half of 2001 we spent $2.3 million to upgrade our information systems in anticipation of supporting our anticipated growth. Our capital expenditures for 2002 included approximately $1.1 million for implementation of our Radiology Information System which has been designed to improve our billing procedures and to meet our regulatory obligations under the Health Insurance Portability and Accountability Act of 1996 with respect to privacy standards by April 2003 and electronic transaction standards by October 2003. We anticipate the RIS roll-out will be completed by the end of the third quarter of 2003.

In January 2003, we entered into a new contract for the servicing of substantially all of our diagnostic imaging equipment with Philips Medical Systems North America. This contract has an initial term of five years and is priced at a fixed annual amount of $8.4 million, which amount is subject to increase based on our achieving certain levels of annual net patient revenue.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent, but we are not currently subject to any definitive agreements or binding letters of intent with respect to any acquisitions.

Seasonality

We experience seasonality in our revenue. For example, our sales typically decline from our third fiscal quarter to our fourth fiscal quarter. Fourth quarter revenue is typically lower than revenue from the first, second and third quarters. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the fourth quarter. As a result, our revenue may significantly vary from quarter to quarter, and our quarterly results may be below market expectations.

Critical accounting policies and estimates

The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact the consolidated financial statements can be described below. A summary of our significant accounting policies can be found in Note 2 to the consolidated financial statements.

Allowance for doubtful accounts.  We review our patient receivables and estimates of the allowance for doubtful accounts and contractual adjustments each period. The amount of the allowance includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The amounts we will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the consolidated financial statements.

Contractual allowances.  Our revenues include net patient service revenues. Net patient service revenues are reported at estimated net realizable amounts from patients, insurance companies, third-party payors (primarily Medicare and Medicaid) and others for services rendered. Revenues from third-party payors also include estimated adjustments under reimbursement agreements that are subject to final review and settlement by appropriate authorities. We estimate contractual adjustments from non-governmental third-party payors based on historical experience and the terms of payor contracts.

Asset impairment.  Many of our facilities came to us through acquisitions. We determine the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets and lease terms where applicable. We rely on management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of individual purchased facilities and other intangible assets, we determine on an annual basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, our carrying value of the asset will be reduced to the estimated fair market value. Fair value is determined based on the individual facts and circumstances of the impairment event, and the available information related to it. Such information might include quoted market prices, prices for comparable assets, estimated future cash flows discounted at a rate commensurate with the risks involved and independent appraisals. For purposes of analyzing impairment, assets are generally grouped at the individual operational facility level, which is the lowest level for which there are identifiable cash flows. If we acquired the group of assets being tested as part of a purchase business combination, any goodwill that arose as part of the transaction is included as part of the asset grouping.

Goodwill.  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangibles”. SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (i) the determination of the fair value of a reporting unit and (ii) the determination of the implied fair value of the goodwill.  Reporting units are generally grouped at the individual operational facility level and their fair value is determined based upon estimated fair values of similar operational facilities in the marketplace.  We adopted SFAS No. 142 on January 1, 2002. We evaluated goodwill and indefinite lived intangibles for impairment under SFAS No. 142 in the fourth quarter of 2002 and determined that no impairment write down was necessary.

Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred.  The effects of adopting SFAS 143, on January 1, 2003, are not expected to have a material effect on our consolidated financial position and results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 (“EIITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  We will adopt provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.  The effects of adopting SFAS 146 are not expected to have a material effect on our consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of  FASB  Statement  No. 123” (“SFAS 148”), which amends FASB Statement No. 123, “Accounting  for  Stock-Based  Compensation,”  to  provide  alternative methods of transition  for  a voluntary change to the fair value based method of accounting for  stock-based  employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2003.  The effects of adopting SFAS 148 are not expected to have a material effect on our consolidated financial position and results of operations.

Forward-looking statements

This report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate.  These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions.  We can give no assurance that such forward-looking statements will prove to be correct.  Among the important factors that could cause our actual results to differ significantly from those expressed or implied by such forward-looking statements are general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs and the additional factors and risks contained in our Registration Statement on Form S-4 declared effective on February 14, 2003.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this filing and are expressly qualified in their entirety by the cautionary statements included in this filing.  We undertake no obligations to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The majority of our indebtedness bears interest at fixed rates. However, management may in its judgment determine that it is advisable to enter into interest rate swaps to convert a portion of the fixed interest rate debt to floating interest rate debt. To the extent management decides to do so, the interest expense payable or the floating rate portion of our indebtedness will be sensitive to changes in the general level of interest rates in the United States.  The recorded carrying amount for $47.5 million of our long-term debt approximates fair value as these borrowings have variable rates, as a result of an interest rate swap agreement, that reflect currently available terms and conditions for similar debt.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in short-term instruments.

The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions). Under our current policies, we use interest rate derivative instruments to manage certain exposure to interest rate changes.

Maturity dates

August 2007

August 2012

Long-term debt	Total	Fair Value	Total	Fair Value

Fixed rate	—	—	$132.5	$182.8
Average interest rate	—	—	11.875%	11.93%
Variable rate	$43.0	$43.0	$47.5	$47.5
Average interest rate	4.30%	4.30%	7.88%	7.88%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the Notes. The agreement requires us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument has been accounted for as a fair value hedge of the fair market value of the Notes and was 100% effective for the year ended December 31, 2002.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the Notes.  The fair market value of this derivative instrument was $2.9 million at December 31, 2002 and has been presented as a component of Other Assets in the consolidated balance sheet at December 31, 2002.

Item 8.            Financial Statements and Supplementary Data

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Part III

Item 10.          Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to persons who are the executive officers and directors of MQ Associates.  Pursuant to the stockholders’ agreement with MQ Associates, the board of directors of MQ Associates consists of seven members, three of whom are designated by MQ Investment Holdings, LLC, one of whom is designated by a member of MQ Investment Holdings, LLC, one of whom is designated by a majority (which will not include shares held by Daniel J. Schaefer, Michael A. Villa and Thomas C. Gentry) of the stockholders of MQ Associates and two of whom are designated by our co-founders, Gene Venesky and John K. Luke (so long as Messrs. Venesky and Luke are at least 10% stockholders or are both members of senior management).

Name	Age	Position

Gene Venesky	52	Chief Executive Officer, Secretary, Treasurer and Director
John K. Luke	54	President and Director
Thomas C. Gentry	49	Chief Financial Officer, Assistant Secretary and Assistant Treasurer
Daniel J. Schaefer	56	Co-Chief Operating Officer
Michael A. Villa	34	Co-Chief Operating Officer
Bruce W. Elder	33	Vice President, Development
Evan P. Bakst	36	Director
Mitchell J. Blutt, M.D.	46	Director
Nancy-Ann DeParle	46	Director
Benjamin B. Edmands	32	Director
Donald C. Tomasso	57	Director

Gene Venesky is one of our co-founders and has served as our Chief Executive Officer since 1993 and as Chairman of the Board since 1993. Mr. Venesky has been Chief Executive Officer, Secretary, Treasurer and a director of MedQuest, Inc. since August 2002. Prior to our co-founding, Mr. Venesky spent over six years with Price Waterhouse and over ten years with Hillman Co., a nationally known investment holding company. Mr. Venesky is a graduate of St. Francis College and

University of Virginia/Colgate Darden’s Executive Management Program. Pursuant to the stockholders’ agreement, Mr. Venesky is one of the co-founders’ designees to our board of directors.

John K. Luke is one of our co-founders and has served as our President since 1993 and as a director since 1993. Mr. Luke has been President and a director of MedQuest, Inc. since August 2002. Prior to our co-founding, Mr. Luke spent six years in commercial banking with Landmark Banking Corp. and Bankers Trust of South Carolina, two major southeast banks, and nine years in healthcare in product development, marketing and sales. Mr. Luke holds a B.A. from the University of Georgia and an M.B.A. from Clemson/Furman Universities. Pursuant to the stockholders’ agreement, Mr. Luke is one of the co-founders’ designees to our board of directors.

Thomas C. Gentry has served as our Chief Financial Officer since May 1999. Mr. Gentry has been Chief Financial Officer, Assistant Secretary and Assistant Treasurer of MedQuest, Inc. since August 2002. For the five years from 1994 to 1999, Mr. Gentry was a tax partner with Elliot & Davis Co. in Greenville, South Carolina. During those five years he was the partner in charge of the MQ Associates account relationship. From 1990 to 1994, Mr. Gentry worked with Coopers & Lybrand as a tax accountant. Mr. Gentry holds a B.A. and a Masters of Tax from Georgia State University.

Daniel J. Schaefer has served as one of our Co-Chief Operating Officers since January 1998. Mr. Schaefer has been a Co-Chief Operating Officer of MedQuest, Inc. since August 2002. Mr. Schaefer has over 20 years of experience in operations and sales/marketing and was a key executive for Span America Medical Systems from 1975 to 1987 and Alpha ProTech from 1991 to 1995, both publicly traded healthcare manufacturers. His responsibilities there included product development, sales and marketing. He was instrumental in taking Span America Medical Systems public. Mr. Schaefer is a graduate of Southern Illinois University.

Michael A. Villa has served as one of our Co-Chief Operating Officers since February 1998. Mr. Villa has been a Co-Chief Operating Officer of MedQuest, Inc. since August 2002. Mr. Villa’s career has focused almost exclusively on the outpatient medical services industry. From 1990 to 1994, Mr. Villa syndicated limited partnerships in outpatient diagnostic imaging facilities. From 1994 to 1998, Mr. Villa served as Western Regional Manager for DVI Financial Services, Inc. and provided financial services to healthcare organizations including public and private companies with diagnostic imaging, hospital and HMO operations. Mr. Villa is a graduate of the University of Washington.

Bruce W. Elder has served as our Vice President of Development since January 2001. Mr. Elder has been the Vice President of Development for MedQuest, Inc. since August 2002. From May 1999 to December 2000, he served as a Strategy Consultant and Healthcare Client Director for iXL, Inc., a publicly traded internet consulting firm, primarily managing client relationships with early stage venture financed healthcare firms. Prior to joining iXL, Mr. Elder was Vice President of Development for Meridian Corporate Healthcare, Inc. from 1996 to 1999 and Coordinator of Business Development for Surgical Care Affiliates, Inc. from 1993 to 1996. Mr. Elder is a graduate of Vanderbilt University.

Evan P. Bakst has been one of our directors since August 2002. From July 2000 to the present, he has been a principal at J.P. Morgan Partners, LLC where he focuses primarily on healthcare. From August 1993 to July 2000, Mr. Bakst was a Managing Director at the Beacon Group, LLC, a boutique merchant bank. The companies for which Mr. Bakst is a director are Cadent Holdings, Inc., FundsXpress, Inc., Iasis Healthcare Corp. and National Surgical Care. Mr. Bakst holds a B.A. from the University of California, Berkeley and an M.B.A. from Harvard University. Pursuant to the stockholders’ agreement, Mr. Bakst is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Mitchell J. Blutt, M.D. has been one of our directors since August 2002. He has been an Executive Partner of J.P. Morgan Partners, LLC, or its predecessor, Chase Capital Partners, since 1992 and was a General Partner of Chase Capital Partners from 1988 to 1992. The companies for which Dr. Blutt is a director are Hanger Orthopedic Group, Inc., DJ Orthopedics, Inc., Medsite, Inc., LaPetite Academy, Inc. and Ryko, Inc. He also serves on the Board of the Michael J. Fox Foundation for Parkinson’s Research and is an Adjunct Professor of Medicine at Weill Medical College and Graduate School of Medical Sciences of Cornell University. Dr. Blutt received his B.A. and M.D. degrees from the

University of Pennsylvania. He received his M.B.A. at the Wharton School of the University of Pennsylvania. He is a member of the Board of Trustees of the University of Pennsylvania, a member of the Board of Overseers of the University of Pennsylvania’s School of Arts and Sciences, Vice Chair of the University Committee for Undergraduate Financial Aid and a member of the Executive Committee and Board of Penn Medicine. He formerly served on the Board of the National Venture Capital Association. Pursuant to the stockholders’ agreement, Mr. Blutt is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Nancy-Ann DeParle has been one of our directors since August 2002. From January 2001 to the present, she has been an independent health care consultant in Washington, D.C. and a Senior Advisor to J.P. Morgan Partners, LLC. From July 2001 to the present, she has been an Adjunct Professor of Health Care Systems at the Wharton School of the University of Pennsylvania. From August 2002 to the present, she has been a member of the Medicare Payment Advisory Commission (MedPAC). From October 2000 through January 2001, she was a Fellow at the Institute of Politics and the Interfaculty Health Policy Forum at Harvard University. From November 1997 until October 2000, Ms. DeParle served as Administrator of the Health Care Financing Administration (HCFA), recently renamed the Centers for Medicare and Medicaid Services (CMS). She was also a key health policy advisor to the Secretary of Health and Human Services and the President of the United States. Before joining HHS, Ms. DeParle served as Associate Director for Health and Personnel at the White House Office of Management and Budget (OMB), where she oversaw budget and policy matters relating to all Federal health programs. From 1987 to 1989, Ms. DeParle served as the Tennessee Commissioner of Human Services under Governor Ned McWherter. She administered a 6,000-employee agency that provided food stamps, welfare, rehabilitation and child protective services. The companies for which Ms. DeParle is a director are Accredo Health, Inc., Cerner Corporation, DaVita, Inc., Guidant Corporation, Specialty Laboratories, Inc. and Triad Hospitals, Inc. Ms. DeParle received a B.A. from the University of Tennessee and a J.D. from Harvard Law School. She also received an M.A. in Politics and Economics from Balliol College of Oxford University, which she attended as a Rhodes Scholar. Pursuant to the stockholders’ agreement, Ms. DeParle is the designee of a member of MQ Investment Holdings, LLC to our board of directors.

Benjamin B. Edmands has been one of our directors since August 2002. He is currently a principal at J.P. Morgan Partners, LLC where he focuses on investments in the healthcare infrastructure sector. Mr. Edmands has been with J.P. Morgan Partners, LLC, formerly known as Chase Capital Partners, since 1993. Prior to joining J.P. Morgan Partners, LLC, Mr. Edmands held positions in Chemical Bank’s Acquisition Finance Group. The companies for which Mr. Edmands is a director are Big Rock Sports, Inc. and VeriCare, Inc. Mr. Edmands holds a B.A. with Honors from Colgate University and an M.B.A. with Honors from Columbia Business School. Pursuant to the stockholders’ agreement, Mr. Edmands is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Donald C. Tomasso has been one of our directors since December 2002. From April 2000 to the present, he has been the Chairman of Metro Offices, Inc., a provider of workplace solutions for entrepreneurs, small to medium-sized corporations and the mobile workforce of large corporations. From 1998 to the present, Mr. Tomasso has also been the President and a co-founder of Scarlet Oak Investments, LLC, a private equity investment firm. From 1991 to 1998, Mr. Tomasso was President of Manor Care Health Services, Inc., a provider of skilled nursing care, assisted living facilities and senior support services, while also serving as Chairman and Chief Executive Officer of Vitalink Pharmacy Services, Inc. from 1991 to 1996. Prior to joining Manor Care Health Services, Inc., Mr. Tomasso had held various positions with Marriott Corporation, most recently serving as Executive Vice President and General Manager of Marriott’s Roy Rogers Restaurant business unit from 1986 to 1990. Mr. Tomasso is a director of Medical Office Properties, Inc. and he is also a member of the Board of Trustees of Drexel University LeBow College of Business and the Washington College Presidents Advisory Council. Mr. Tomasso received his B.S. in Commerce and Engineering, his Masters Degree in Environmental Engineering and his M.B.A. from Drexel University. Pursuant to the stockholders’ agreement, Mr. Tomasso is the designee of the majority of the stockholders of MQ Associates.

Item 11.          Executive Compensation

Summary compensation table

The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2002 and 2001 by the Chief Executive Officer and each of the other five most highly compensated executive officers of MQ Associates. None of the persons who became executive officers of MedQuest, Inc. upon consummation of the recapitalization transaction received any compensation directly from us relating to any period prior to the consummation of the recapitalization transaction.

		Annual Compensation
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	All Other Compensation (2)

Gene Venesky Chief Executive Officer, Secretary and Treasurer	2002	$500,000	$250,000	$12,245	$1,700
	2001	500,000	290,000	12,245	—

John K. Luke President	2002	500,000	250,000	12,245	1,700
	2001	500,000	290,000	12,245	1,700

Thomas C. Gentry Chief Financial Officer, Assistant Secretary and Assistant Treasurer	2002	175,000	154,708	12,245	1,700
	2001	173,653	145,557	12,245	1,700

Daniel J. Schaefer Co-Chief Operating Officer	2002	250,000	147,375	12,245	1,700
	2001	246,923	161,830	12,245	1,700

Michael A. Villa Co-Chief Operating Officer	2002	225,000	147,375	12,245	1,700
	2001	221,885	161,830	12,245	1,700

Bruce W. Elder Vice President, Development	2002	129,231	39,000	12,245	251,700	(1)
	2001	104,923	15,000	12,245	1,700

(1)          In connection with the recapitalization transaction, Mr. Elder received success fees of $250,000.

(2)          All other compensation consists of contributions by MQ Associates, on behalf of each respective executive officer, to the defined contribution retirement plan.

In connection with the recapitalization transaction, we paid “success fees” to certain of our executive officers, in the aggregate amount of $2.3 million. Gene Venesky, our Chief Executive Officer, Secretary and Treasurer, and John K. Luke, our President, each received success fees of approximately $1.0 million.  These amounts were treated as a reduction of additional paid-in capital.  The total amount of the success fees and the specific amounts paid to Messrs. Venesky and Luke were determined through negotiations among TA Associates, Inc. and Messrs. Venesky and Luke, as the principal selling stockholders in the recapitalization. All other success fees paid by us were made solely at the discretion of Messrs. Venesky and Luke.

Compensation Committee Interlocks and Insider Participation

The determinations regarding executive compensation are made by the Compensation Committee of the board of directors of MQ Associates, which is comprised of Messrs. Edmands, Bakst and Luke.  Mr. Luke is President of MQ Associates, MedQuest, Inc. and is also President of each of our subsidiaries.

The Company had the following transactions with Mr. Luke requiring disclosure under Item 404 of Regulation S-K:

(a)           We rent office space for 21 of our 79 centers and our headquarters through rental agreements with Image Properties, LLC, a company affiliated with us through common ownership. Gene Venesky, our Chief Executive Officer and co-founder, and John K. Luke, our President and co-founder, are the owners of Image Properties, LLC. The rental agreements with Image Properties, LLC provide for rental payments in amounts ranging from $7,000 to $72,000 monthly.  The rental agreements are typically for ten years with five year renewal options and expire at various dates through 2012.  We made total rental payments under these agreements of $1.6 million, $2.7 million and $3.7 million in 2000, 2001 and 2002, respectively.  MQ Associates guarantees all real estate leases between its subsidiaries and Image Properties, LLC. See Note 15 to the audited consolidated financial statements of MQ Associates, Inc. for the future minimum payments to be made to Image Properties, LLC under these leases.

(b)           MQ Associates had a related party receivable balance of $1.4 million, $1.7 million and $1.0 million at December 31, 2000, 2001 and 2002, respectively. These related party receivables represent our advances to Image Properties, LLC for building and leasehold improvements made on our behalf. We earn interest income on the receivable balance at a rate of approximately 6% per annum of the outstanding receivable balance.

(c)           In connection with the recapitalization transaction, we paid “success fees” to certain of our executive officers, in the aggregate amount of $2.3 million. Gene Venesky, our Chief Executive Officer, Secretary and Treasurer, and John K. Luke, our President, each received success fees of approximately $1.0 million. The total amount of the success fees and the specific amounts paid to Messrs. Venesky and Luke were determined through negotiations among TA Associates, Inc. and Messrs. Venesky and Luke, as the principal selling stockholders in the recapitalization.

No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of the board of directors or compensation committee of MQ Associates.

Stock options and restricted stock

On October 8, 1999, we adopted a stock option and grant plan authorizing the issuance of options exercisable for up to 870,000 shares of Class B non-voting common stock. As of March 30, 2001, the number of shares of Class B non-voting common stock authorized for issuance pursuant to the option and grant plan was lowered to 750,000 in the aggregate. The option and grant plan provided that qualified and non-qualified options could be issued. The 1999 stock option and grant plan was terminated as of the closing of the recapitalization transaction. In addition, on December 31, 1999, MQ Associates and certain of our executive officers executed a restricted stock agreement and issued promissory notes payable to us totaling approximately $1.4 million for the purchase of 750,000 shares of Class B non-voting common stock. Under the restricted stock agreements, the shares began vesting December 15, 2000, and vested ratably over a 60 month period. Total vested shares of restricted Class B non-voting common stock at December 31, 2001 and 2000 were 220,588 and 44,118, respectively. The shares of restricted Class B non-voting common stock vested immediately prior to the consummation of the recapitalization transaction.  There were no authorized, issued or outstanding shares of Class B Common Stock after the effective date of the recapitalization transaction.  MQ Associates is planning to adopt, in April 2003, a stock-based compensation plan entitling certain key members of our management to acquire, subject to certain conditions, up to approximately 10.0% of its total common stock outstanding.

Employment agreements

We have entered into employment agreements with each of Messrs. Venesky, Luke, Gentry, Schaefer, Villa and Elder, which agreements expire on August 15, 2007. The employment agreements provide for the payment of a base salary plus a bonus, and include a non-compete provision for up to two years following the executive officer’s termination of employment with us. The annual base salaries during the entire term of the employment agreements for each of Messrs. Venesky, Luke, Gentry, Schaefer, Villa and Elder are $500,000, $500,000, $175,000, $250,000, $225,000 and $130,000, respectively. Each employment agreement provides for bonus eligibility or other performance-based compensation arrangements to be determined by the Board of Directors, in its discretion, reasonably based in substantive part on the successful completion and profitability of center acquisitions or new center development projects. In addition, the Board’s determination of bonus awards will be based on the achievement of financing and performance targets calculated consistently with historical practices. The employment agreements provide that if the executive officer is terminated without cause, such executive officer will be entitled to receive payments of his base salary for a specified period of time, which could be up to 24 months, depending on the executive officer.

Compensation of directors

We expect that each of our directors who is not an employee of MQ Associates or J.P. Morgan Partners, LLC will receive annual compensation for their services in the form of cash fees and stock options, pursuant to the stock option plan that our board of directors is expected to adopt in April 2003.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the ownership of the Class A common stock and common stock of MQ Associates as of December 31, 2002 by:

•                  each person known to own beneficially more than 5% of the common stock and Class A common stock,

•                  each of our directors,

•                  each of the executive officers named in the summary compensation table above, and

•                  all of our executive officers and directors as a group.

The Class A Common Stock and common stock vote together as a single class. Notwithstanding the beneficial ownership of Class A Common Stock and common stock presented below, the stockholders’ agreement with MQ Associates governs the stockholders’ exercise of their voting rights with respect to election of directors and certain other material events. The parties to the stockholders’ agreement have agreed to vote their shares to elect the board of directors as set forth therein.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The amounts set forth below do not include options to be issued under the new option plan which we expect to adopt in April 2003.

Name of beneficial owner	Number of shares of Common Stock and Class A Common Stock beneficially owned	Percent of class

MQ Investment Holdings, LLC(1)(2)	72,100,000	71.6%
Gene Venesky	10,011,750	9.9%
John K. Luke	10,011,750	9.9%
Thomas C. Gentry	2,860,500	2.8%
Daniel J. Schaefer	2,860,500	2.8%
Michael A. Villa	2,860,500	2.8%
Bruce W. Elder	—	*
Evan P. Bakst(2)	72,100,000	71.6%
Mitchell J. Blutt, M.D.(2)	72,100,000	71.6%
Nancy Ann DeParle	—	*
Benjamin B. Edmands(2)	72,100,000	71.6%
All directors and executive officers as a group(2)	100,705,000	100.0%

* Less than 1%

(1)                                  The address of MQ Investment Holdings, LLC is 1221 Avenue of the Americas, New York, New York 10020.

(2)                                  Reflects shares held of record by MQ Investment Holdings, LLC. Each of Messrs. Blutt, Bakst and Edmands may be deemed the beneficial owner of the shares of Class A Common Stock owned by MQ Investment Holdings, LLC due to their status as either an executive partner or principal of J.P. Morgan Partners, LLC, which controls MQ Investment Holdings, LLC. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

Item 13.          Certain Relationships and Related Transactions

Transactions with stockholders prior to the consummation of the recapitalization transaction

We rent office space for 21 of our 79 centers and our headquarters through rental agreements with Image Properties, LLC, a company affiliated with us through common ownership. Gene Venesky, our Chief Executive Officer and co-founder, and John K. Luke, our President and co-founder, are the owners of Image Properties, LLC. The rental agreements with Image Properties, LLC provide for rental payments in amounts ranging from $7,000 to $72,000 monthly.  The rental agreements are typically for ten years with five year renewal options and expire at various dates through 2012.  We made total rental payments under these agreements of $1.6 million, $2.7 million and $3.7 million in 2000, 2001 and 2002, respectively.  MQ Associates guarantees all real estate leases between its subsidiaries and Image Properties, LLC. See Note 15 to the audited consolidated financial statements of MQ Associates for the future minimum payments to be made to Image Properties, LLC under these leases.

MQ Associates had a related party receivable balance of $1.4 million, $1.7 million and $1.0 million at December 31, 2000, 2001 and 2002, respectively. These related party receivables represent our advances to Image Properties, LLC for building and leasehold improvements made on our behalf. We earn interest income on the receivable balance at a rate of approximately 6% per annum of the outstanding receivable balance.

On March 30, 2001, we issued $8.8 million aggregate principal amount senior subordinated convertible notes due 2004 to TA Associates, Inc. and its affiliate partners. At that time, TA Associates, Inc. owned approximately 33.4% of our common stock. The senior subordinated convertible notes had a fixed 12% per annum interest rate with interest paid quarterly in arrears. The principal balance with any outstanding accrued and unpaid interest was due on October 8, 2004. As part of the recapitalization transaction, we repurchased the senior subordinated convertible notes at a purchase price of approximately $8.9 million.

On July 16, 2002, MQ Associates entered into a consulting agreement with William T. Carlson, Jr., then a director of MQ Associates. The initial term of the consulting agreement is four years, and automatically renews on the anniversary date of each subsequent year thereafter for a one year term. Pursuant to the consulting agreement, Mr. Carlson has agreed to provide legal services to us in areas such as corporate law matters, government regulatory and compliance matters and mergers and acquisitions. Mr. Carlson is being paid a fee of $30,000 per month, and is also eligible for bonus compensation at the sole discretion of the board of directors of MQ Associates. If Mr. Carlson is terminated without cause, such termination will be effective twelve months after MQ Associates gives notice to Mr. Carlson of his termination. During such twelve month period, Mr. Carlson will continue to receive the fee of $30,000 per month so long as he continues to fulfill his duties under such consulting agreement. Prior to the closing of the recapitalization transaction, Mr. Carlson resigned as a director of MQ Associates.

On July 1, 2001, MQ Associates entered into a retainer agreement with one of its then directors, Mr. Carlson. Pursuant to this retainer agreement, Mr. Carlson was paid $30,000 per month, and also received an acquisition fee calculated as a percentage of the acquisition cost each time Mr. Carlson represented MQ Associates in connection with an acquisition.  MQ Associates paid Mr. Carlson $391,900 and $345,091 under this agreement in 2001 and during the period from January 1, 2002 through July 16, 2002, respectively. Effective July 16, 2002, this retainer agreement was terminated.

On December 15, 1999, MQ Associates loaned $455,000 to each of Thomas C. Gentry, Michael A. Villa and Daniel J. Schaefer for the purchase of restricted stock of MQ Associates.  Such loans were each secured by the pledge of the newly purchased shares of restricted stock. Each of Messrs. Gentry, Villa and Schaefer entered into restricted stock purchase agreements under the MQ Associates 1999 stock option and grant plan pursuant to which each purchased 250,000 shares of Class B common stock of MQ Associates.  Each also executed a promissory note for the benefit of MQ Associates.  Interest payable on each loan accrued at an annual rate of 6.08%. Immediately prior to the consummation of the recapitalization transaction, the aggregate principal amount of the loans outstanding, including accrued but unpaid interest, was $1.6 million. These loans were repaid in connection with the recapitalization transaction.

In connection with the recapitalization transaction, we paid “success fees” to certain of our executive officers, other employees and a consultant in the aggregate amount of $2.9 million. Gene Venesky, our Chief Executive Officer, Secretary and Treasurer, and John K. Luke, our President, each received success fees of approximately $1.0 million. Bruce W. Elder, our Vice President of Development, and William T. Carlson, our former director and a current consultant, received success fees of approximately $0.3 million. The total amount of the success fees and the specific amounts paid to Messrs. Venesky and Luke were determined through negotiations among TA Associates, Inc. and Messrs. Venesky and Luke, as the principal selling stockholders in the recapitalization. All other success fees paid by us were made solely at the discretion of Messrs. Venesky and Luke.

In connection with the consummation of the recapitalization transaction, we entered into an indemnification agreement with the then non-management stockholders of our parent, including TA/Advent VIII, L.P., TA/Advent II Atlantic and Pacific IV, L.P., TA Investors LLC and TA Executives Fund LLC, each an affiliate of TA Associates, Inc. and agreed to indemnify them against liabilities arising under the purchase agreement with the initial purchasers of the Notes or otherwise in connection with the sale of the Notes.

Transactions with stockholders in connection with the recapitalization transaction

Pursuant to the recapitalization agreement, the management stockholders of MQ Associates agreed to assume and direct the appeal of the InMed litigation matter.  In connection with this litigation, MQ Associates has placed approximately $2.1 million in escrow.  If the appeal is resolved adversely to MQ Associates, the management stockholders of MQ Associates will indemnify MQ Associates for all liabilities or obligations of MQ Associates in excess of the escrowed funds.  However, if the appeal is resolved in favor of MQ Associates, the management stockholders of MQ Associates will be entitled to receive from MQ Associates the amount of the escrowed funds in excess of any liabilities or obligations of MQ Associates incurred in connection with the litigation, as well as any additional amounts awarded to MQ Associates.

Pursuant to the recapitalization agreement, the former stockholders of MQ Associates agreed to indemnify MQ Investment Holdings, LLC, MQ Associates and their affiliates for breaches of representations, warranties and covenants made by MQ Associates and such stockholders, as well as for other specified matters.  Generally, subject to certain limited exceptions, these indemnification obligations with respect to breaches of representations and warranties are not effective until the aggregate amount of losses suffered by any indemnified party exceeds $2.0 million. Additionally, certain of the aforementioned indemnification obligations are limited to $20.0 million of recovery by the indemnified party from the indemnifying party. Generally, subject to several exceptions of greater duration, indemnification obligations with respect to representations and warranties survive until November 15, 2003.

Transactions with stockholders following consummation of the recapitalization transaction

Stockholders’ agreement.  MQ Associates entered into a stockholders’ agreement with MQ Investment Holdings, LLC, Gene Venesky, John K. Luke, Thomas C. Gentry, Daniel J. Schaefer and Michael A. Villa. The stockholders’ agreement contains the following provisions:

•                  Certain transfers. Pursuant to the stockholders’ agreement, each stockholder agrees not to transfer any shares to any person without the prior consent of MQ Associates and MQ Investment Holdings, LLC unless that person is already a party to the stockholders’ agreement (or executes a joiner to become a party to the stockholders’ agreement).

•                  Co-sale rights. Any stockholder who proposes to transfer shares must provide a sale notice to all other stockholders offering to the other holders the option to participate in the transfer with the same terms and conditions. Any other stockholder may give a tag along notice within 20 days of the receipt of such sale notice stating that he or she wishes to participate in the proposed transfer. If such notice is given, the transferring stockholder must use all reasonable efforts to cause the prospective transferees to acquire all such shares.

•                  Right of first refusal. In the event that a stockholder receives a written offer to purchase all or a portion of his or her shares, such stockholder will deliver to MQ Associates and each other stockholder a written notice, offering all of the shares proposed to be transferred first to MQ Associates or its designees and then to other stockholders. In the event that MQ Associates, its designees and the stockholders decline the offer, the stockholder who originally received the offer to purchase his or her shares may transfer to the proposed transferee the number of shares not accepted for purchase.

•                  Drag-along right. If a sale of MQ Associates is approved by the board of directors of MQ Associates and the holders of a majority of the outstanding common stock of MQ Associates, each stockholder will consent and raise no objections against the approved sale and shall waive any dissenters rights, appraisal rights or similar rights in connection with such sale and agree to sell his or her shares on the terms and conditions approved.

•                  Repurchase right of MQ Associates. If a management stockholder’s employment is terminated for any reason, MQ Associates or its designee will have the right to repurchase at any time any or all of the shares owned by such management stockholder.

•                  Right of first offer. If MQ Investment Holdings, LLC desires to transfer any of its shares, MQ Investment Holdings, LLC must first inform the management stockholders in writing of its intent to transfer such shares, and the management stockholders will have ten business days to inform MQ Investment Holdings, LLC whether they desire to purchase the shares of MQ Investment Holdings, LLC proposed to be transferred.

•                  Election of directors and observation rights. Pursuant to the stockholders’ agreement, each holder of shares covenants and agrees to cause seven directors to be on the board of directors of MQ Associates, three of whom will be designated by MQ Investment Holdings, LLC, one of whom will be designated by a member of MQ Investment Holdings, LLC, one of whom shall be designated by a majority (which will not include shares held by Daniel J. Schaefer, Michael A. Villa and Thomas C. Gentry) of the stockholders of MQ Associates and two of whom shall be designated by Gene Venesky and John K. Luke so long as Messrs. Venesky and Luke collectively hold at least 10% of the common stock of MQ Associates or are both members of its senior management. If Messrs. Venesky and Luke’s aggregate ownership falls below 10%, the number of management designees to the board of directors will be reduced to one so long as either Mr. Venesky or Mr. Luke is still a member of senior management or otherwise will be reduced to zero. In addition, MQ Investment Holdings, LLC will have the right to designate one person to serve as an observer at all meetings at the board of directors.

•                  Termination. The stockholders’ agreement will terminate upon the earlier of (a) the twentieth anniversary of the closing date of the recapitalization transaction, (b) the sale, dissolution or liquidation of MQ Associates, (c) the consummation of an underwritten public equity offering that raises gross proceeds of at least $50.0 million and (d) the mutual agreement of MQ Associates and the majority stockholders of MQ Associates.

Registration rights agreement.  MQ Associates entered into a registration rights agreement with MQ Investment Holdings, LLC, Gene Venesky, John K. Luke, Thomas C. Gentry, Daniel J. Schaefer and Michael A. Villa. The registration rights agreement contains the following provisions:

•                  Demand registration. Pursuant to the registration rights agreement, at the request of MQ Investment Holdings, LLC, MQ Associates will be required to use its best efforts to register under the Securities Act such shares held by MQ Investment Holdings, LLC. MQ Investment Holdings, LLC will be entitled to request up to two registrations on Form S-1.

•                  Piggyback registration. If MQ Associates proposes to register shares for its own account or otherwise, it must give written notice to each of its stockholders of its intention to register and upon written request, MQ Associates must use its best efforts to cause all shares requested to be included in such registration on the same terms and conditions as the securities otherwise being sold.

•                  Registration on Form S-3. When MQ Associates will have qualified for the use of Form S-3, MQ Investment Holdings, LLC and the management stockholders will have the right to request that MQ Associates effect a registration under the Securities Act using Form S-3. The management stockholders, collectively, will be permitted to make up to two requests on Form S-3, except that not more than one request may be made in any twelve-month period. MQ Associates will not be obligated to effect any such registration if the anticipated gross offering price of all shares to be registered would be less than $2,500,000, or MQ Associates will have effected four or more registration statements on Form S-3 during the 12 month period prior to the date of such request for registration.

Senior credit facility, notes offering and interim financing commitment

JPMorgan Chase Bank or one of its affiliates is a lender under the senior credit facility. In addition, JPMorgan Chase Bank or its affiliates in conjunction with each of the other initial purchasers or their affiliates agreed to provide us with senior subordinated financing in an aggregate amount of $180.0 million in the event that the offering of the Notes was not consummated. J.P. Morgan Securities Inc. was an initial purchaser of the Notes and both J.P. Morgan Securities Inc. and JPMorgan Chase Bank are affiliates of MQ Investment Holdings, LLC, which owns approximately 70.0% of our parent’s outstanding capital stock (on a fully diluted basis) and has the right under the stockholders’ agreement to appoint at least a majority of our directors. MQ Investment Holdings, LLC is an affiliate of J.P. Morgan Partners, LLC. Mitchell J. Blutt, M.D., an executive partner of J.P. Morgan Partners, LLC, and Evan P. Bakst and Benjamin B. Edmands, principals of J.P. Morgan Partners, LLC, serve as three of our directors.

Item 14.          Controls and Procedures

In the 90-day period before the filing of this report, our chief executive officer and chief financial officer (collectively, the “certifying officers”) evaluated the effectiveness of our disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date when internal controls were evaluated.

Part IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(3)       Exhibits

EXHIBIT NUMBER	EXHIBITS

2.1(1)

Recapitalization Agreement by and among MQ Investment Holdings, LLC, MQ Associates, the Stockholders of MQ Associates and David Lang and Gene Venesky, as Stockholders’ Representatives dated as of July 16, 2002.

2.2(1)

Amendment No. 1, dated as of August 8, 2002, to Recapitalization Agreement by and among MQ Investment Holdings, LLC, MQ Associates, the Stockholders of MQ Associates and David Lang and Gene Venesky, as Stockholders’ Representatives dated as of July 16, 2002.

3.1(1)	Certificate of Incorporation of MedQuest, Inc.
3.2(1)	By-laws of MedQuest, Inc.
3.3(1)	Fourth Amended and Restated Certificate of Incorporation of MQ Associates
3.4(1)	Second Amended and Restated By-laws of MQ Associates
4.1(1)	Indenture by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors parties thereto, and Wachovia Bank, National Association, as Trustee dated as of August 15, 2002.
4.2(1)	Form of Senior Subordinated Note, Series B, due 2012 (included as exhibit B to the Indenture filed as Exhibit 4.1)
4.3(1)	Registration Rights Agreement by and among MedQuest, Inc., the guarantors listed therein, J.P. Morgan Securities Inc., UBS Warburg LLC and Wachovia Securities, Inc. dated as of August 15, 2002.
4.4(1)

First Supplemental Indenture, dated as of November 13, 2002, by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors party to the Indenture, Town & Country Open MRI, LLC, Clayton Open MRI, LLC, Wisconsin Diagnostic Imaging, Inc., Vienna Diagnostic Imaging, Inc., and Wachovia Bank, National Association, as Trustee.

4.5(2)

Second Supplemental Indenture, dated as of December 20, 2002, by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors party to the Indenture, as supplemented, Brunswick Diagnostic Imaging, LLC, and Wachovia Bank, National Association, as Trustee.

10.1(1)

Credit Agreement by and among MQ Associates, MedQuest, Inc., as Borrower, the Several Lenders from time to time parties thereto and Wachovia Bank, National Association, as Administrative Agent dated as of August 15, 2002.

10.2(1)

Guarantee and Collateral Agreement by and among MQ Investment Holdings, LLC, MedQuest, Inc., as Borrower and certain of its subsidiaries in favor of Wachovia Bank, National Association, as Administrative Agent dated as of August 15, 2002.

10.3(1)	Registration Rights Agreement by and among MQ Associates and each of its stockholders dated August 15, 2002.
10.4(1)	Amended and Restated Employment Agreement by and between J. Kenneth Luke and MedQuest, Inc. dated as of August 15, 2002.
10.5(1)	Amended and Restated Employment Agreement by and between Gene Venesky and MedQuest, Inc. dated as of August 15, 2002.
10.6(1)	Amended and Restated Employment Agreement by and between Thomas C. Gentry and MedQuest, Inc. dated as of August 15, 2002.
10.7(1)	Amended and Restated Employment Agreement by and between Michael Villa and MedQuest, Inc. dated as of August 15, 2002.
10.8(1)	Amended and Restated Employment Agreement by and between Daniel J. Schaefer and MedQuest, Inc. dated as of August 15, 2002.
10.9(1)	Employment Agreement by and between Bruce W. Elder and MedQuest, Inc. dated as of August 15, 2002.
10.10(1)	Stockholders’ Agreement by and among MQ Associates and each of the stockholders named on Schedule I thereto dated August 15, 2002.
10.11(1)

Land and Building Lease by and between Image Properties, LLC and Palmetto Imaging, Inc. dated as of February 17, 1995 including Schedule I, which identifies substantially similar documents omitted and material differences in omitted documents from the agreement filed as Exhibit 10.11.

10.12(1)

Personal Guaranty by and between Image Properties, LLC and Palmetto Imaging, Inc. dated as of February 17, 1995 including Schedule I, which identifies substantially similar documents omitted and material differences in omitted documents form the agreement filed as Exhibit 10.12.

10.13(2)	Retainer Agreement by and between MQ Associates and William T. Carlson, Jr., dated as of July 1, 2001.
10.14(2)	Consulting Agreement by and between MQ Associates and William T. Carlson, Jr., dated as of July 16, 2002.
10.15(2)

Multi-Vendor Program Agreement by and between MedQuest Associates, Inc. and Philips Medical Systems North America, dated as of January 24, 2003. (A request for confidential treatment of certain omitted provisions of this exhibit has been submitted pursuant to Rule 406 of the Securities Act of 1933. The entire agreement has been filed separately with the Securities and Exchange Commission.)

10.16(2)	Service Maintenance Agreement by and between MQ Associates and Hitachi Medical Systems America, Inc., dated as of January 1, 2001.
12.1	Statement re: computation of ratios of earning to fixed charges.
21.1	List of subsidiaries of MQ Associates
99.1	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the exhibit of the same exhibit number as filed as an exhibit to Form S-4 as filed with the Commission on November 22, 2002 (Commission file number 333-101399)

(2) Incorporated by reference to the exhibit of the same exhibit number as filed as an exhibit to Amendment No. 1 to Form S-4 as filed with the Commission on December 31, 2002 (Commission file number 333-101399)

(b)           There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MQ Associates, Inc.

By:	/s/ Gene Venesky
Gene Venesky
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gene Venesky	Chief Executive Officer,	March 27, 2003
Gene Venesky	Secretary, Treasurer and Director
(Principal Executive Officer)

/s/ Thomas C. Gentry	Chief Financial Officer, Assistant	March 27, 2003
Thomas C. Gentry	Secretary, Assistant Treasurer
(Principal Financial and Accounting Officer)

/s/ John K. Luke	President and Director	March 27, 2003
John K. Luke

/s/ Evan P. Bakst	Director	March 27, 2003
Evan P. Bakst

/s/ Mitchell J. Blutt, M.D.	Director	March 27, 2003
Mitchell J. Blutt, M.D.

/s/ Nancy-Ann DeParle	Director	March 27, 2003
Nancy-Ann DeParle

/s/ Benjamin B. Edmands	Director	March 27, 2003
Benjamin B. Edmands

/s/ Donald C. Tomasso	Director	March 27, 2003
Donald C. Tomasso

CERTIFICATIONS

I, Gene Venesky, certify that:

1.  I have reviewed this annual report on Form 10-K of MQ Associates;

2.  Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The other certifying officers of MQ Associates and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to MQ Associates, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the disclosure controls and procedures of MQ Associates as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.  The other certifying officers of MQ Associates and I have disclosed, based on our most recent evaluation, to the auditors of MQ Associates and the audit committee of the board of directors of MQ Associates (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the ability of MQ Associates to record, process, summarize and report financial data and have identified for the auditors of MQ Associates any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of MQ Associates; and

6.  The other certifying officers of MQ Associates and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

By:	/s/ Gene Venesky
Name: Gene Venesky
Title: Chairman and Chief Executive Officer

CERTIFICATIONS

I, Thomas C. Gentry, certify that:

1.  I have reviewed this annual report on Form 10-K of MQ Associates;

2.  Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The other certifying officers of MQ Associates and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to MQ Associates, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the disclosure controls and procedures of MQ Associates as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.  The other certifying officers of MQ Associates and I have disclosed, based on our most recent evaluation, to the auditors of MQ Associates and the audit committee of the board of directors of MQ Associates (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the ability of MQ Associates to record, process, summarize and report financial data and have identified for the auditors of MQ Associates any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of MQ Associates; and

6.  The other certifying officers of MQ Associates and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

By:	/s/ Thomas C. Gentry
Name: Thomas C. Gentry
Title: Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering MQ Associates, Inc.’s last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders covering the 2002 fiscal year or will be sent to security holders subsequent to the filing of this report.

Report of Independent Accountants

To Board of Directors and Stockholders of

MQ Associates, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of MQ Associates, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

February 14, 2003

Atlanta, Georgia

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Directors

MQ Associates, Inc. & Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2000 of MQ Associates, Inc. & Subsidiaries.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for MQ Associates, Inc. & Subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 19 to the financial statements, the 2000 consolidated statements of operations and stockholders’ deficit have been restated for the correction of errors related to classification and redemption value of preferred stock and the issuance of certain restricted stock and related notes receivable.

/s/ ELLIOTT DAVIS, LLC

Greenville, South Carolina

January 25, 2001, except

for Note 19 as to which

the date is June 21, 2002.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

(in thousands, except share data)

	2002	2001

ASSETS

Current assets
Cash and cash equivalents	$3,230	$5,391
Patient receivables, net of allowance for doubtful accounts of $1,269 and $987	46,157	30,817
Related party receivables	1,000	1,656
Income taxes receivable	2,676	—
Other receivables	965	1,411
Prepaid expenses and other	2,854	2,167
Deferred income taxes	498	1,654

Total current assets	57,380	43,096

Property and equipment, net	83,655	65,221
Goodwill	32,662	26,387
Intangible assets, net	7,268	2,415
Debt issue costs, net	12,182	—
Other	5,279	229

	$198,426	$137,348

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

(in thousands, except share data)

	2002	2001

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$4,292	$5,521
Accrued payroll and related taxes	3,528	2,329
Other accrued expenses	13,704	9,111
Equipment line of credit	—	6,000
Current portion of long-term debt	—	20,002
Current portion of obligations under capital leases	922	4,780

Total current liabilities	22,446	47,743

Long-term debt	235,213	75,172
Obligations under capital leases	2,729	9,667
Deferred income taxes	6,258	4,721

Total liabilities	266,646	137,303

Minority interest	—	159
Total liabilities and minority interest	266,646	137,462

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized issued and outstanding	35,000	—
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized issued and outstanding	15,000	—
Series A Convertible, $.01 par value; voting; 3,300,000 shares authorized, issued and outstanding	—	79,321
Series C Convertible; $.01 par value; voting; 805,532 shares authorized, issued and outstanding	—	25,962
	50,000	105,283

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	—
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	—
Common stock, $.01 par value; voting; 15,000,000 shares authorized; 4,935,999 shares issued and outstanding	—	49
Class B common stock; $.01 par value; nonvoting; 750,000 shares authorized, issued and outstanding	—	8
Notes receivable, stockholders	—	(1,531)
Additional paid-in capital	62,113	10,845
Accumulated deficit	(180,434)	(114,768)

Total stockholders’ deficit	(118,220)	(105,397)

	$198,426	$137,348

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Operations

December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000

Net revenues from services	$203,411	$142,322	$85,932

Costs and expenses
Operating expenses, excluding depreciation	89,358	61,014	35,626
Marketing, general and administrative expenses	61,474	55,554	25,559
Depreciation and amortization	23,950	17,488	11,187

Income from operations	28,629	8,266	13,560

Interest expense	26,721	8,560	4,875
Interest income	(101)	(330)	(17)

Income before provisions for income taxes	2,009	36	8,702

Provision for income taxes	788	4,020	3,429

Minority interest in net income of consolidated
subsidiaries	40	110	60

Net income (loss)	$1,181	$(4,094)	$5,213

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

December 31, 2002, 2001 and 2000

(in thousands, except share data)

	Class A Common Stock		Common Stock		Old Series of Common Stock		Class B Common Stock		Notes Receivable, Stockholders	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 1999	—	$—	—	$—	5,830,000	$58	750,000	$8	$(1,365)	$1,357	$(20,650)	$(20,592)

Other											69	69
Accretion of Series A convertible redeemable preferred stock											(60,521)	(60,521)
Accrued interest on notes receivable stockholders									(83)			(83)
Net income
											5,213	5,213
Balance, December 31, 2000	—	—	—	—	5,830,000	58	750,000	8	(1,448)	1,357	(75,889)	(75,914)

Common stock purchased and retired					(894,001)	(9)					(18,541)	(18,550)
Beneficial conversion feature on issuance of Series C convertible redeemable preferred stock										6,704		6,704
Capital contribution										100		100
Stock compensation expense										9,388		9,388
Accretion of Series C convertible redeemable preferred stock										(6,704)	(16,244)	(22,948)
Accrued interest on notes receivable, stockholders									(83)			(83)
Net loss											(4,094)	(4,094)

Balance, December 31, 2001	—	—	—	—	4,935,999	49	750,000	8	(1,531)	10,845	(114,768)	(105,397)

Conversion of shares					4,105,393	41				85,681		85,722
Redemption of shares					(7,407,963)	(74)	(49,959)	(1)		(96,525)	(51,841)	(148,441)
Sale of common stock	72,100,000	72								72,028		72,100
Stock issuance fees										(9,916)		(9,916)
Reclassification of shares			28,605,000	29	(1,633,429)	(16)	(700,041)	(7)			(15,006)	(15,000)
Settlement of notes receivable, stockholders									1,531			1,531
Net income											1,181	1,181

Balance, December 31, 2002	72,100,000	$72	28,605,000	$29	—	$—	—	$—	$—	$62,113	$(180,434)	$(118,220)

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
Cash flows from operating activities
Net income (loss)	$1,181	$(4,094)	$5,213
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Depreciation and amortization	23,950	17,488	11,187
Amortization of bond discount	145	—	—
Amortization of debt issuance costs	574	—	—
Stock compensation expense	—	9,388	—
Bad debt expense	7,295	4,866	2,882
Deferred income taxes	2,693	1,649	1,829
Minority interest in net income of consolidated subsidiaries	40	110	60
Accrued interest on notes receivable, stockholders	—	(83)	(83)
Gain on disposal of property and equipment	(73)	—	—
Changes in operating assets and liabilities
Patient receivables	(21,433)	(17,038)	(9,623)
Related party and other receivables	(2,087)	(357)	(1,563)
Prepaid expenses and other current assets	(661)	(146)	(968)
Other assets	6	(36)	422
Accounts payable	(1,229)	2,274	448
Accrued payroll and related taxes	1,198	1,419	343
Other accrued expenses	4,592	4,902	1,864

Net cash and cash equivalents provided by operating activities	16,191	20,342	12,011

Cash flows from investing activities
Purchase of property and equipment	(32,889)	(25,900)	(12,759)
Acquisitions of businesses	(17,385)	(34,232)	(2,199)
Proceeds from loan repayments	103	—	—
Proceeds from stockholders loan repayments	1,531	—	—
Other	(2,000)	—	—

Net cash and cash equivalents used for investing activities	(50,640)	(60,132)	(14,958)

Cash flows from financing activities
Proceeds from notes payable	18,909	62,870	14,092
Proceeds from (payments on) line of credit	(2,350)	6,000	—
Payments on notes payable	(12,317)	(13,421)	(8,099)
Payments on capital leases	(3,770)	(3,853)	(3,086)
Proceeds from issuance of convertible preferred stock, net of transaction costs	—	9,719	—
Purchase of common stock from stockholders	—	(18,550)	—
Sale of preferred stock	35,000	—	—
Sale of common stock	72,100	—	—
Payment of debt issuance costs	(12,756)	—	—
Proceeds from senior credit facility	56,000	—	—
Proceeds from senior subordinated debt, net of bond discount	176,167	—	—
Repayment of notes, line of credit and leases	(116,778)	—	—
Redemption of preferred and common stock	(168,001)	—	—
Payment of stock issuance fees	(9,916)	—	—
Capital contribution	—	100	—
Other	—	—	69

Net cash and cash equivalents provided by financing activities	32,288	42,865	2,976

Net increase (decrease) in cash and cash equivalents	(2,161)	3,075	29

Cash and cash equivalents, beginning of year	5,391	2,316	2,287

Cash and cash equivalents, end of year	$3,230	$5,391	$2,316

Supplemental disclosure of cash flow information
Cash paid for interest	$18,853	$9,648	$4,958
Cash paid for taxes	$1,918	$3,017	$—

Supplemental schedule of noncash investing and financing activities Acquisition of businesses
Fair value of assets acquired	$17,427	$34,842	$7,308
Less liabilities assumed	(42)	(610)	(5,109)
	$17,385	$34,232	$2,199
Equipment acquired through capital lease	$4,335	$5,303	$3,981

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

1.             Business

MQ Associates, Inc. and subsidiaries (the “Company”) operate seventy-seven outpatient diagnostic imaging centers in locations throughout the southeastern and southwestern United States of America.  The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and extend credit to governmental, national and local insurance carriers, as well as individual patients who reside in the respective service areas.  The Company operates in one reportable segment.

2.             Summary of Significant Accounting Policies

Principles of consolidation

MedQuest, Inc. (“MedQuest”) is a wholly-owned subsidiary of MQ Associates, Inc. (“MQA”).  MQA has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest.  The consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises direct or indirect control, and for which control is other than temporary.  All intercompany transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company routinely has deposits at financial institutions which substantially exceed federal depository insurance coverage.  Management believes any risks associated with these excess deposits are mitigated by maintaining the deposits at large, reputable banks.

Property and equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives.  Leasehold improvements are classified as property and equipment and are amortized using the straight-line method over the shorter of lease terms or the economic useful lives of the assets.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

Intangible assets and goodwill

Intangible assets are stated at cost, net of accumulated amortization, and consist of non-compete agreements and certificates of need.

In January 2002, the Company adopted Statement of Financial Standards No. 142 (“SFAS 142”), which requires the discontinuance of amortization of goodwill and certain intangible assets with indefinite useful lives.  SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite life be reviewed for impairment upon the initial adoption of SFAS 142 and annually thereafter.  The Company performed its initial impairment review in January 2002 and annually performs its impairment review in the fourth quarter of every year.  Other intangibles with finite lives will continue to be amortized over their estimated useful lives.

Under SFAS 142, goodwill and certificates of need are not subject to amortization.  Certificates of need are required by certain states prior to the acquisition of high-cost capital items, including diagnostic imaging systems, or provision of diagnostic imaging services.  Certificates of need generally have an indefinite life, however, the useful life may be affected by repeal or liberalization of existing certificate of need regulations.  The Company periodically assesses the useful lives of certificates of need to account for changes, if any, in certificate of need regulations.

Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over fifteen years and all other intangibles were amortized over estimated useful lives that ranged from two to fifteen years.

Long-lived assets

Long-lived assets are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The recoverability test is performed at the lowest level at which net cash flows can be directly attributable to long-lived assets and is performed on an undiscounted basis.  For any assets identified as impaired, the Company measures the impairment as the amount by which the carrying value of the asset exceeds the fair value of the asset.  In estimating the fair value of the asset, management utilizes a valuation technique based on the present value of expected future cash flows.

Revenue recognition

Revenue is recognized as services are rendered.  Revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including estimated contractual adjustments under reimbursement agreements with third-party payors.  The Company provides for an estimate of bad debts for accounts receivable balance that will ultimately become uncollectible and also provides for specific accounts that have been identified as uncollectible.  This estimate of bad debts is approximately 2.5% to 3.0% of gross revenue and is based upon the Company’s historical bad debt experience.

The components of the allowance for doubtful accounts for the years ended December, 31 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Beginning balance	$987	$485	$283
Bad debt expense	7,295	4,866	2,882
Write-offs	(7,013)	(4,364)	(2,680)
Ending balance	$1,269	$987	$485

Operating expenses, excluding depreciation

Operating expenses, excluding depreciation, consists of compensation related to radiologists, technicians and transcriptionists, combined with supplies, building rental, utilities and other expenses directly related to generating service revenue.

Advertising expense

The Company expenses all advertising costs as incurred. Advertising expense was $2,415, $1,707 and $1,476 for the years ended December 31, 2002, 2001 and 2000, respectively.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense (benefit) is comprised of the tax payable (receivable) for the period and the change in deferred income tax assets and liabilities during the period. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Concentrations of credit risk

The Company grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements.  The mix of receivables from patients and third-party payors was as follows:

	December 31,
	2002	2001

Managed Care	26%	24%
Blue Cross/Blue Shield	19	19
Medicare	18	20
Other third-party payors	10	6
Workers Compensation	7	8
Medicaid	6	4
Commercial	6	6
HMO	5	9
Patients	3	4

	100%	100%

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

The carrying value of cash and cash equivalents, patient receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts.  Borrowings under the revolving credit agreement and $47,500 of long-term debt, which is linked to an interest rate swap agreement, bear interest at variable rates, which approximates market.  The remaining $132,500 of long-term debt bears interest at a fixed rate and its fair value was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The estimated fair value of the fixed rate portion of the Company’s long-term debt approximated fair value at December 31, 2002 and was $14,892 above its carrying value at December 31, 2001.

Derivative financial instruments

The Company may, from time to time, use derivative financial instruments to reduce exposure to adverse fluctuations in interest rates.  When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  The Company formally considers, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.  Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposure being hedged.  Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

New accounting pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting For Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred.  The effects of adopting SFAS 143, on January 1, 2003, are not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company will adopt provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.  The effects of adopting SFAS 146 are not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In  December  2002,  the  FASB  issued  Statement of Financial Accounting Standards No. 148, “Accounting  for Stock-Based Compensation-Transition and Disclosure-an amendment of  FASB  Statement  No. 123” (“SFAS 148”), which amends FASB Statement No. 123, “Accounting  for  Stock-Based  Compensation,”  to  provide  alternative methods of transition  for  a voluntary change to the fair value based method of accounting for  stock-based  employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2003.  The effects of adopting SFAS 148 are not expected to have a material effect on the Company’s consolidated financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2001 to conform to the presentation for the year ended December 31, 2002.

3.             The Recapitalization

On August 15, 2002, MQA consummated a recapitalization pursuant to an agreement dated July 16, 2002, as amended on August 8, 2002, among MQA, its then existing stockholders and MQ Investment Holdings LLC, an affiliate of J.P. Morgan Partners, LLC. The total consideration paid in the recapitalization was approximately $365,100.

As a result of the recapitalization, approximately 70.0% of the total capital stock of MQA is owned by MQ Investment Holdings, LLC, with the remaining approximately 30.0% owned by certain management stockholders, in each case, on a fully diluted basis.

In connection with the recapitalization the following transactions occurred:

•                                          MQ Investment Holdings, LLC made an equity investment of $107,100 in MQA and as a result of such investment received 72,100,000 shares of Class A Common Stock, par value $0.001 per share, and 35,000,000 shares of Series A Redeemable Preferred Stock, par value $0.001 per share, of MQA;

•                                          Immediately prior to the consummation of the recapitalization, the then outstanding shares of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock of MQA were converted in a series of transactions into 4,105,393 shares of the old series of Common Stock, 1,276,000 shares of the old series Series A Redeemable Preferred Stock and 680,000 shares of the old series of Series B Redeemable Preferred Stock. As part of the recapitalization, MQA (i) redeemed approximately 76.4% of the total outstanding shares of the old series of Common Stock and Class B Common Stock, including approximately 58.9% of the stock holdings of the management stockholders, for an aggregate redemption price of approximately $148,441 and (ii) redeemed 100% of the old series of Series A Redeemable Preferred Stock and 100% of the old series of Series B Redeemable Preferred Stock for an aggregate redemption price of $19,560. The remaining 23.6% of the outstanding old series of Common Stock and the Class B Common Stock, which equaled the 41.1% of the then remaining stock holdings of the management stockholders, was reclassified as (i) 28,605,000 shares of Common Stock, par value $0.001 per share (30,900,000 shares on a fully diluted basis), and (ii) 15,000,000 shares of Series B Preferred Stock, par value $0.001 per share, which in the aggregate equaled approximately 30.0% of the ownership (on a fully diluted basis) of MQA after the consummation of the recapitalization;

•                                          Immediately prior to the closing of the recapitalization, MQA transferred 100% of the ownership interests in each of its subsidiaries to MedQuest; and

•                                          MedQuest, as borrower, entered into an $80,000 senior credit facility and issued $180,000 in 117/8% senior subordinated notes to fund a portion of the recapitalization transaction.  MQA and all of the subsidiaries of MedQuest are guarantors under the senior credit facility and the senior subordinated notes.

4.             Acquisitions

The Company acquired seven entities that provide medical diagnostic imaging service to patients, during the year ended December 31, 2002.  Each of the acquisitions was accounted for using the purchase method of accounting.  Results of operations for each entity have been included in the consolidated financial statements as of the effective date of the acquisition. The aggregate purchase price for these acquisitions was $16,908.

The Company also made adjustments to goodwill during the year ended December 31, 2002 for acquisitions completed during the year ended December 31, 2001 in the amount of $477.

The following table summarizes the estimated fair values of the assets acquired during the year ended December 31, 2002:

Accounts receivable	$1,202
Property and equipment	4,795
Non-compete agreements	635
Certificates of need	4,511
Other assets	9
Liabilities assumed	(42)
Goodwill	5,798

$16,908

On September 1, 2001, Phoenix Diagnostic Imaging, Inc., a wholly-owned subsidiary of MQA acquired AMI Outpatient Services LTD (“AMI”).  AMI is a provider of medical diagnostic imaging services to patients in Phoenix, Arizona.  The results of operations for AMI have been included in the consolidated financial statements as of the effective date of the acquisition.  The acquisition was accounted for using the purchase method of accounting.  The aggregate purchase price for this acquisition was $18,683.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (September 1, 2001):

Accounts receivable	$2,500
Equipment	4,000
Non-compete agreement	67
Goodwill	12,116

$18,683

The Company acquired five additional entities which provide medical diagnostic imaging service to patients during the year ended December 31, 2001.  The acquisitions were accounted for using the purchase method of accounting.  Results of operations for each entity have been included in the consolidated financial statements as of the effective date of the acquisition. The aggregate purchase price for these acquisitions was $15,549.

The following table summarizes the estimated fair values of the assets acquired in these acquisitions:

Accounts receivable	$870
Property and equipment	3,531
Non-compete agreements	70
Certificates of need	1,860
Liabilities assumed	(610)
Goodwill	9,828

$15,549

The goodwill acquired in relation to the above transactions is expected to be deductible for tax purposes.  All of the acquisitions during the years ended December 31, 2002 and 2001 were consummated in order to expand market share.  The weighted average amortization period for acquired intangibles subject to amortization was 31 months and 40 months for acquisitions made during the years ended December 31, 2002 and 2001, respectively.  The unaudited pro forma results of operations for the years ended December 31, 2002 and 2001, reflect operations as if MQA and the entities described above had been combined as of January 1, 2001.  The unaudited pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited pro forma Year ended December 31,
	2002	2001

Net revenues from services	$205,848	$178,481

Net income (loss)	$1,357	$(2,580)

5.             Property and Equipment

Property and equipment, including assets held under capital leases, consisted of the following:

		December 31,
	Useful lives in years	2002	2001

Technical equipment	5	$113,593	$83,595
Leasehold improvements	5 to 39	24,596	17,341
Office equipment and other	7	5,047	2,988
Computer equipment	5	4,855	3,823
Furniture and fixtures	7	3,639	2,602

		151,730	110,349

Less accumulated depreciation		68,075	45,128

		$83,655	$65,221

Depreciation expense amounted to $23,665, $16,555 and 10,628 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.             Goodwill and Intangible Assets

Information related to intangibles subject to amortization and intangibles not subject to amortization is as follows:

	December 31,
Intangibles subject to amortization	2002	2001

Non-compete agreements:

Gross carrying amount	$2,042	$1,407
Accumulated amortization	(1,145)	(852)

	$897	$555

	December 31,
Intangibles not subject to amortization	2002	2001

Certificates of need:

Gross carrying amount	$6,371	$1,860

The changes in the carrying amount of goodwill are as follows:

Year ended December 31, 2002

Beginning balance, net	$26,387

Acquired	5,798
Impairment losses	—
Adjustments	477

Ending balance, net	$32,662

The results for the years ended December 31, 2001 and 2000 on a historical basis do not reflect the provisions of SFAS 142. If the Company had adopted SFAS 142 on January 1, 2000, the historical amounts would have been changed to the adjusted amounts as follows:

	Year ended December 31,
	2001	2000

Net income, as reported	$(4,094)	$5,213

Add: Goodwill amortization, net of tax	423	145

Net income, as adjusted	$(3,671)	$5,358

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Year ending December 31,	Estimated amortization expense

2003	$437
2004	239
2005	119
2006	58
2007	22

Amortization expense amounted to $293, $933 and $559 for the years ended December 31, 2002, 2001 and 2000, respectively.

7.             Other Accrued Expenses

Other accrued expenses consisted of the following:

	December 31,
	2002	2001

Accrued interest payable	$7,632	$679
Accrued radiologist fees and bonuses	3,324	3,396
Other	1,441	686
Accrued operating costs	1,307	1,048
Accrued legal claims (Note 14(e))	—	2,135
Income taxes payable	—	1,167

	$13,704	$9,111

8.             Obligations Under Capital Lease

The Company leases technical equipment under a capital lease agreement that expires in December 2006.  The Company records the asset and related liability at the net present value of the lease payments using an imputed interest rate of 5% at December 31, 2002.

Future minimum capital lease payments are as follows:

Year
2003	$1,081
2004	982
2005	982
2006	982

Total minimum lease payments	4,027

Less interest portion	376

Present value of minimum lease payments, including current portion of $922	$3,651

Property and equipment held under capital lease obligations was $4,335 and $22,791, net of accumulated depreciation of $867 and $11,697 at December 31, 2002 and 2001, respectively.  All of the Company’s capital leases outstanding as of December 31, 2001 were settled in full as a result of the recapitalization transaction.

9.             Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2002	2001

Senior credit facility, due August 2007	$56,000	$—

117/8% senior subordinated notes, net of discount of $3,687, due August 2012	176,313	—

Note payable to banks at various interest rates	—	86,374

12% senior subordinated convertible notes	—	8,800

	232,313	95,174
Fair value adjustment related to 117/8% senior subordinated notes	2,900	—
Less current portion of long-term debt	—	20,002

	$235,213	$75,172

Senior credit facility

The senior credit facility provides for revolving credit borrowings not to exceed $80,000 and is guaranteed by MQA and each of MedQuest’s existing and future domestic subsidiaries and certain foreign subsidiaries.  MedQuest’s obligations under the senior credit facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.  Borrowings under the senior credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at December 31, 2002 were based upon the Eurodollar rate (1.38% at December 31, 2002). The senior credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined.  Borrowings available under the senior credit facility, net of $800 in letters of credit, amounted to $23,200 at December 31, 2002.

The senior credit facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, senior leverage and fixed charge coverage ratios.  The Company was in compliance with all covenants under the senior credit facility at December 31, 2002.

Senior subordinated notes

The 117/8% senior subordinated notes (“Notes”) were issued in the aggregate principal amount of $180,000, net of a discount of $3,832, which is being amortized as interest expense over the life of the Notes.  The Notes also provide for an optional early redemption by MedQuest upon a change in control, as defined, prior to August 15, 2007 at 100% of the principal amount, or on or after August 15, 2007 at the redemption prices expressed as a percentage of principal amount, plus accrued and unpaid interest as follows:

Twelve months beginning August 15,	Optional Redemption Percentage
2007	105.938%
2008	103.958%
2009	101.979%
2010 and thereafter	100.000%

Prior to August 15, 2005, MedQuest may also redeem up to 35% of the Notes with the net cash proceeds of one or more equity offerings at a redemption price of 111.875% of the principal amount thereof, plus accrued and unpaid interest, provided that at least 65% of the original principal amount of the Notes remains outstanding after such redemptions and the redemptions occur within 120 days of the closing of the equity offerings.

The Notes were issued with registration rights that provided for additional interest in the event that a registered exchange offer for the Notes was not completed or a shelf registration statement was not declared effective by the Securities and Exchange Commission by March 28, 2003.  The Company’s registration statement related to these Notes was declared effective by the Securities and Exchange Commission on February 14, 2003.

The Notes are fully and unconditionally, jointly and severally guaranteed by MQA and each of MedQuest’s domestic subsidiaries (see Note 20).  The Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments.

Debt issuance costs amounting to $12,756, with respect to the senior credit facility and Notes, were capitalized and are being amortized into interest expense, using the effective interest method over the lives of the related debt instruments.

Senior subordinated convertible notes

On March 30, 2001 the Company entered into an $8,800 Senior Subordinated Convertible Notes Agreement with an unaffiliated investment firm.  The Senior Subordinated Convertible Notes (“Convertible Notes”) had a fixed 12% per annum interest rate with interest paid quarterly in arrears.  The principal balance with any outstanding accrued and unpaid interest was due on October 8, 2004.  The Company had an option to redeem the Convertible Notes, together with all accrued and unpaid interest on the amount so redeemed; provided that the Company redeemed at least 25% of the then outstanding aggregate principal of all of the Convertible Notes.  The redemption price expressed as a percentage of the principal amount to be redeemed was 105% prior to March 30, 2002, 102.5% after March 30, 2002 but before March 30, 2003 or 100% after March 30, 2003.  The Convertible Notes required repayment in full in the event of a change of control or if the Company was in default under the terms of the agreement.

The Convertible Notes included certain restrictive covenants including the maintenance of a Senior Funded Debt to EBITDAR ratio not to exceed 3.85 to 1.00 and an EBITDA to interest ratio of at least 4.40 to 1.00.  The Company violated these covenants during the year ended December 31, 2001, but received waivers from the lender.  The Convertible Notes were unsecured obligations which ranked senior in right of payment to all of subordinate indebtedness and equal in right of payment with all other senior indebtedness. The Convertible Notes were unconditionally guaranteed on a senior unsecured basis by certain restricted existing and future subsidiaries.  At the option of the holder, at any time, the Convertible Notes were convertible into $8,790 Senior Subordinated Notes due October 8, 2004 and warrants to purchase 88,608 shares of the Class A Common Stock at $.01 per share.  The converted $8,790 Senior Subordinated Notes would rank senior in right of payment to all subordinated indebtedness and equal in right of payment with all other senior indebtedness.  These note agreements were settled in full as a result of the recapitalization transaction completed in August 2002.

Other

The Company had approximately two hundred note agreements with various lenders, which were primarily made up of banks. The notes were payable in monthly installments ranging from $1 to $64 and included interest rates ranging from 7% to 12% per annum.  The notes were due at various dates ranging from 2002 through 2007 and were collateralized by equipment and receivables.  The weighted average interest rate on these note agreements was 10.3% at December 31, 2001.  These note agreements were incurred in order to provide proceeds to acquire radiology and imaging centers and to purchase equipment.  These note agreements were settled in full as a result of the recapitalization transaction completed in August 2002.

Future maturities of long-term debt, including the effects of the bond discount, are as follows:

Year ended December 31,	Amount

2007	$56,000
Thereafter	176,313

$232,313

10.          Preferred Stock

Series A and Series B convertible and redeemable preferred stock

The Series A Preferred Stock is convertible, at the option of the holder, (i) immediately prior to a liquidation or sale of MQA, into a total of 35,000,000 shares of Class A Common Stock or (ii) immediately prior to the consummation of an underwritten public offering (“UPO”), into the number of shares resulting from dividing $35,000 by the UPO price per share.  In the event of a liquidation or sale of MQA, the Series A Preferred Stock is entitled to an amount equal to the greater of $1.00 per share or the amount to be paid, per share, as if the Series A Preferred Stock had been converted into Class A Common Stock immediately prior to the liquidation.

The Series B Preferred Stock is convertible, at the option of the holder, immediately prior to a liquidation or sale of MQA, into 17,295,000 shares of Common Stock and immediately prior to the consummation of a UPO, will be deemed automatically converted into the number of shares resulting from dividing $15,000 by the UPO price per share, plus 2,295,000 shares of Common Stock.  In the event of a liquidation or sale of MQA, the Series B Preferred Stock is entitled to an amount equal to the greater of $1.00 per share or the amount to be paid, per share, as if the Series B Preferred Stock had been converted into Common Stock immediately prior to the liquidation.

The Series A Preferred Stock and Series B Preferred Stock may be redeemed at the option of the holder upon the consummation of a UPO at a redemption price of $35,000 for all of the Series A Preferred Stock and $15,000 for all of the Series B Preferred Stock.  Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock.  In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned UPO or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock.  The Company has not accreted to the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because the Company does not believe that the redemption trigger is probable as of December 31, 2002.

The conversion provisions related to the Series A Preferred Stock and Series B Preferred Stock are subject to adjustments for certain events.  Upon the consummation of any liquidation or sale of MQA, after payment of the preference to the holders of Series A Preferred Stock, the holders of Class A Common Stock will be entitled to receive out of the proceeds of such liquidation or sale, before any payment will be made to the holders of any capital stock ranking junior to the Class A Common Stock, an amount per share of Class A Common Stock equal to the original cost of such share.  After payment has been made to the holders of Class A Common Stock of the full amount set forth in the preceding sentence, the holders of Common Stock will be entitled to receive out of the proceeds of such liquidation or sale an amount per share of Common Stock equal to the original cost of each such share of Common Stock pari passu with the payment of the preference to the holders of Series B Preferred Stock.  After payment of the amounts set forth above, the holders of Common Stock and the holders of Class A Common Stock will share ratably in the remaining proceeds, if any, of such liquidation or sale.

Convertible preferred stock

The Company had four classes of convertible preferred stock prior to the recapitalization transaction as follows:

(a)  The Series A Convertible had one vote per share on all matters and carried a liquidation preference of $5.70 per share plus any declared and unpaid dividends (“Series A Liquidation”) ($18,800 at December 31, 2001).  At the option of the holder, all or none of the Series A Convertible was redeemable, on or after October 31, 2004 or upon a qualified public offering as defined in the articles of incorporation, at the greater of the Series A Liquidation or fair market value ($79,321 at December 31, 2001).  All or none of the Series A Convertible was convertible, at the option of the holder on or after October 31, 2001, into Series B convertible redeemable preferred stock (“Series B Convertible”) on a one for one basis, plus 1,276,000 shares of Series A redeemable preferred stock (“Series A Redeemable”).  The Series A Convertible ranked equal to all other issuances of redeemable preferred stock and senior to all issuances of common stock in liquidation.

As a result of the recapitalization transaction, the Series A Convertible and Series C Convertible were converted into shares of old series of Common Stock, old series of Series A redeemable preferred stock and old series of Series B redeemable preferred stock, and then ultimately redeemed (see Note 3).

(b)  The Series B Convertible had one vote per share on all matters if there were no shares of Series A Convertible issued and outstanding.  The Series B Convertible was non-cumulative, par value $.01 per share, and carried a liquidation preference of $1.83 per share plus any declared and unpaid dividends (“Series B Liquidation”) ($6,040 if issued and outstanding at December 31, 2001).  At the option of the holders, on or after October 8, 2004 or upon a qualified public offering as defined in the articles of incorporation, all or none of the Series B Convertible was redeemable for the greater of the Series B Liquidation or fair market value.  All or none of the Series B Convertible was convertible at any time, at the option of the holder, on a one for one basis into shares of the old series of Common Stock.  At December 31, 2001, there were 3,300,000 shares of Series B Convertible authorized and no shares issued and outstanding.  The Series B Convertible ranked equal to all other issuances of redeemable preferred stock and senior to all issuances of common stock in liquidation.

There were no authorized, issued or outstanding shares of Series B Convertible after the effective date of the recapitalization transaction.

(c)  In March 2001, an unaffiliated investment firm contributed $9,719, net of transaction costs of $281, to the Company in return for 805,532 shares of non-cumulative Series C convertible redeemable preferred stock (the “Series C Convertible”).  In March 2001, the Company recorded a $6,704 beneficial conversion feature related to the issuance of these shares.  The Series C Convertible had one vote per share on all matters and carried a liquidation preference of $12.41 per share plus any declared and unpaid dividends (“Series C Liquidation”) ($10,000 at December 31, 2001).  At the option of the holder, on or after October 31, 2004 or upon a qualified public offering as defined in the articles of incorporation, all or none of the Series C Convertible was redeemable at the greater of the Series C Liquidation or fair market value ($25,692 at December 31, 2001).  All or none of the Series C Convertible was convertible, at the option of the holder on or after October 31, 2001, into Series D convertible redeemable preferred stock (“Series D Convertible”) on a one for one basis, plus 680,000 shares of Series B redeemable preferred stock (“Series B Redeemable”).  In the event of liquidation, the Series C Convertible ranked equal to all other issuances of redeemable preferred stock and senior to all issuances of common stock.

As a result of the recapitalization transaction, the Series A Convertible and Series C Convertible were converted into shares of old series of Common Stock, old series of Series A redeemable preferred stock and old series of Series B redeemable preferred stock, and then ultimately redeemed (see Note 3).

(d)  The Series D convertible preferred stock (“Series D Convertible”) had one vote per share on all matters if there were no shares of Series C Convertible issued and outstanding.  The Series D Convertible was non-cumulative, par value $.01 per share, and carried a liquidation preference of $3.98 per share plus any declared and unpaid dividends (“Series D Liquidation”)($3,206 if issued and outstanding at December 31, 2001).  At the option of the holder, on or after October 8, 2004 or upon a qualified public offering as defined in the articles of incorporation, all or none of the Series D Convertible were redeemable for the greater of the Series D Liquidation or fair market value.  All or none of the Series D Convertible was convertible at any time, at the option of the holder, on a one for one basis into the old series of Common Stock.  At December 31, 2001 and 2000, there were 805,532 shares of Series D Convertible authorized and no shares issued and outstanding.  The Series D Convertible ranked equal to all other issuances of redeemable preferred stock and senior to all issuances of common stock in liquidation.

There were no authorized, issued or outstanding shares of Series D Convertible after the effective date of the recapitalization transaction.

Old series of redeemable preferred stock

The Company had the following classes of old series of redeemable preferred stock prior to the recapitalization transaction:

(a)  The old series of Series A Redeemable (“Series A”) carried a liquidation preference of $10 per share plus any accumulated dividends (“Series A Redeemable Liquidation”) ($12,760 if issued and outstanding at December 31, 2001) and was redeemable (all or none) at the Series A Redeemable Liquidation plus interest, if applicable, on or after October 8, 2004 or upon a qualified public offering as defined in the articles of incorporation.  Holders of the Series A were entitled to receive annual cumulative dividends equal to 3% of the Series A Redeemable Liquidation whether or not they have been declared and whether or not there were profits, surplus or other funds of the Company legally available for the payment of such dividends.  The Series A ranked equal to all other issuances of redeemable preferred stock and senior to all issuances of common stock in liquidation.  At December 31, 2001, there were 1,276,000 shares of Series A Redeemable authorized and no shares issued and outstanding.

The Company issued 1,276,000 shares of Series A immediately prior to the recapitalization transaction and redeemed these shares as a result of the recapitalization transaction (see Note 3).  There were no authorized, issued or outstanding shares of Series A after the effective date of the recapitalization transaction.

The old series of Series B Redeemable (“Series B”) carried a liquidation preference of $10 per share plus any accumulated dividends (“Series B Redeemable Liquidation”) ($6,800 if issued and outstanding at December 31, 2001) and was redeemable (all or none) at the Series B Redeemable Liquidation plus interest, if applicable, on or after October 8, 2004 or upon a qualified public offering as defined in the articles of incorporation.  Holders of the Series B were entitled to receive annual cumulative dividends equal to 3% of the Series B Redeemable Liquidation whether or not they have been declared and whether or not there were profits, surplus or other funds of the Company legally available for the payment of such dividends.  The Series B ranked equal to all other issuances of redeemable preferred stock and senior to all issuances of common stock in liquidation. At December 31, 2001, there were 680,000 shares of Series B Redeemable authorized and no shares issued and outstanding.

The Company issued 680,000 shares of Series B immediately prior to the recapitalization transaction and redeemed these shares as a result of the recapitalization transaction (see Note 3).  There were no authorized, issued or outstanding shares of Series B after the effective date of the recapitalization transaction.

11.          Capital Structure

As a condition of the recapitalization, MQA amended its articles of incorporation to effect a change in its capital structure.  The amended articles of incorporation authorize 385,000,000 shares of capital stock consisting of (i) 195,000,000 shares of Common Stock, par value $.001, (ii) 115,000,000 shares of Class A common stock, $.001 par value, and (iii) 75,000,000 shares of Preferred Stock, par value $.001, of which (a) 35,000,000 shares are designated as Series A Convertible Redeemable Preferred Stock, (b) 15,000,000 shares are designated as Series B Convertible Redeemable Preferred Stock, and (c) 25,000,000 shares are not designated at December 31, 2002.

The Class A common stock is convertible, on a one-for-one basis, into Common Stock at the option of the holder or upon the occurrence of an underwritten public offering, as defined.  The Class A common stock and Common Stock have identical rights, except that the Class A common stock ranks senior to the Common Stock in the event of a liquidation or sale of MQA.

12.          Common Stock Transactions

(a)  In March 2001, certain executives of the Company (the “Executives”) executed a Stock Purchase and Voting Agreement (“Stock Purchase Agreement”) and issued promissory notes payable to the principal stockholders totaling $5,400 for the purchase of 583,800 shares of the old series of Common Stock from the principal stockholders of the Company.  Compensation expense related to the Stock Purchase Agreement of $9,388 for the year ended December 31, 2001 is reflected as marketing, general and administrative expenses in the accompanying consolidated statement of operations.

During the year ended December 31, 2001, the Company repurchased and retired 894,001 shares of the old series of Common Stock from the principal stockholders for $18,550.  There were no authorized, issued or outstanding shares of the old series of Common Stock after the effective date of the recapitalization transaction.

(b)  In December 1999, the Executives executed a Restricted Stock Agreement (“Agreement”) and issued promissory notes payable to the Company totaling $1,365 (“Notes Receivable, Stockholders”) for the purchase of 750,000 shares of Class B Common Stock.  Under the Agreement, the shares began vesting December 15, 2000, and were to vest ratably over a sixty month period.  There were 220,588 vested shares of Class B Common Stock at December 31, 2001.

The Class B Common Stock was convertible, upon a qualified public offering as defined in the Agreement, into an equal amount of old series of Common Stock.  Under the provisions of the Agreement, the Company had the option to repurchase all or any portion of the Class B Common Stock held by the Executives upon their termination of employment with the Company at $1.83 per share.  Upon the bankruptcy of the Executives, the Company had the option to repurchase all or any portion of the Class B Common Stock held by the Executives at a price equal to their fair market value ($20.47 per share at December 31, 2001).  With respect to the vested shares of Class B Common Stock, the Company’s repurchase option applied only to a termination of employment or bankruptcy of the Executives prior to a Liquidity Event.  There were no authorized, issued or outstanding shares of Class B Common Stock after the effective date of the recapitalization transaction.

In 2001, the Notes Receivable, Stockholders are reflected in the accompanying consolidated balance sheets in equity as a reduction of stockholders’ equity. The notes were to mature on December 15, 2005 and interest was payable to the Company at a rate of 6.08% per year.  The principal balance, which was $1,365 at December 31, 2001, was payable upon maturity.  Accrued interest on these notes amounted to $166 at December 31, 2001.  The Notes Receivable, Stockholders were satisfied in full, as a result of the recapitalization transaction completed in August 2002.

13.          Derivative Financial Instrument

In August 2002, MedQuest entered into an interest rate swap agreement related to the fixed interest obligations on the 117/8% senior subordinated notes.  The agreement requires MedQuest to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47,500 for a term of ten years.  This derivative instrument has been accounted for as a fair value hedge of the fair market value of the Notes and was 100% effective for the year ended December 31, 2002.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the Notes.  The fair market value of this derivative instrument in the amount of $2,900 has been presented as a component of Other Assets in the consolidated balance sheet at December 31, 2002.

14.          Commitments and Contingencies

(a) The Company leases office space and radiology equipment under non-cancelable operating lease agreements and has certain other maintenance agreements for its various centers.  The leases and maintenance agreements expire at various dates 2003 through 2013.  Certain of the leases for office space are with related parties (see Note 15).

The future minimum payments under lease agreements are as follows:

Year	Related Party	Non-related Party	Total

2003	$3,535	15,999	19,534
2004	3,230	14,558	17,788
2005	3,020	13,126	16,146
2006	3,008	11,110	14,118
2007	3,008	9,967	12,975
Thereafter	13,284	3,746	17,030

	29,085	68,506	97,591

Rent expense for non-related party leases, which includes short-term equipment rentals, was $9,252, $6,581 and $5,777 for the years ended December 31, 2002, 2001 and 2000, respectively.  The Company’s maintenance expense related to the non-cancelable maintenance agreements was $5,787, $4,509 and $3,423 for the years ended December 31, 2002, 2001 and 2000, respectively.  Rent expense for related party leases was $3,725, $2,687 and $1,638 for the years ended December 31, 2002, 2001 and 2000, respectively.

(b) The Company has employment agreements with the its executive officers that provide for the payment of a base salary plus a bonus, and include non-compete provisions for up to two years following the executive officer’s termination of employment.  The employment agreements have terms that expire in August 2007 and provide that if the executive officer is terminated without cause, such executive officer is entitled to receive payments equal to the base salary amount for a specified period time, which could extend up to 24 months, depending upon the executive officer.  The base salaries provided for during the entire term of the employment agreements amount to $1,780 per year.

(c)  In February 2003, the Company received a request for documents from the United States Department of Justice regarding the Company’s billing and business practices.  While management believes that the Company is in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, the Company could be subject to fines, penalties and damages or could become excluded from government reimbursement programs.  Any such result could have a material adverse effect on the Company’s financial position and results of operations.  However, at the present time, the outcome of this request cannot be predicted as management does not believe that the liability, if any, with respect to this matter is estimable.

(d)  In January 2003, the Company became aware of a request made by an unaffiliated party for an interpretation of the Georgia Patient Self-Referral Act of 1993 (the “Georgia Act”).  Such party has requested a declaratory statement from Georgia’s Composite State Board of Medical Examiners (the “CME”) regarding whether agreements between operators of diagnostic imaging centers and a physician or group of physicians, including purchase service agreements of the type entered into by the Company, violate the Georgia Act.  Although management does not believe that these agreements violate the Georgia Act and are vigorously defending their legitimacy, management does not know whether the CME will grant the declaratory statement.  If the CME determines that purchase service agreements similar to those entered into by the Company violate the Georgia Act, the CME could impose civil penalties or other forms of relief authorized under the Georgia Act (such as disciplinary action) on referring physicians or on the Company.  For the year ended December 31, 2002, less than 5% of the Company’s total revenues were generated from purchase service agreements with Georgia physicians.  Therefore, any negative decision by the CME could adversely affect the Company’s financial position and results of operations.

In February 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against the Company, its subsidiaries, officers and directors, as well as various physician groups that conduct business with the Company (“Class Action”).  The Class Action was filed by a patient and raises questions concerning the legality of purchase service agreements, which are otherwise the subject of the request for a declaratory statement from the CME, as discussed above.  Due to the preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, management is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss.  However, management believes that these agreements neither violate the Georgia Act nor are improper under Georgia law and will vigorously defend the Class Action.  However, management can give no assurances of the ultimate impact on the Company’s financial position or results of operations.

(e) During the year ended December 31, 2000, InMed Diagnostic Service, LLC (“InMed”) filed a lawsuit against the Company and asserted that the Company allegedly engaged in unfair competition in violation of the South Carolina common law duty to compete fairly.  In December 2001, a jury returned a verdict against the Company in the amount of $2,100.  The judgment amount of $2,100, as well as the related attorney fees, was fully accrued for at December 31, 2001.  In January 2002, the Company transferred $2,100 into an escrow account (outside of its control) in order to fully fund this judgment.

As a result of the recapitalization transaction, management agreed to assume and direct the appeal of this litigation matter. If the appeal is resolved adversely to MQA, the management stockholders of MQA will indemnify MQA for all liabilities or obligations of MQA in excess of the escrowed funds. However, if the appeal is resolved in favor of MQA, the management stockholders of MQA will be entitled to receive the amount of the escrowed funds in excess of any liabilities or obligations incurred in connection with the litigation, as well as any additional awarded amounts.

(f)  From time to time, the MQA or its subsidiaries are defendants in legal actions involving claims arising in the normal course of business.  The Company believes that, as a result of its legal defenses and insurance arrangements, it is remote that the ultimate resolution of these actions will have a material effect on the financial condition, results of operations or cash flows of the Company taken as a whole.

15.          Related Party Transactions

The Company rents office space for 21 of its centers and its headquarters through rental agreements with Image Properties, L.L.C. (“Image”), a company owned by two of the Company’s shareholders who also are the Chief Executive Officer and President.  The rental agreements provide for rental payments in amounts ranging from $7 to $72 monthly.  The rental agreements typically are for ten-year terms with five-year renewal options.  The leases expire at various dates through 2012 (see Note 14).

The Company makes advances to Image for building and leasehold improvements made on behalf of the Company.  The Company also regularly rents properties from Image.  MQA had related party receivables of $1,000 and $1,656 at December 31, 2002 and 2001, for costs incurred on behalf of Image.  The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.

In connection with the recapitalization, we paid “success fees” to certain of our executive officers, other employees and a consultant in the aggregate amount of $2.9 million. The Chief Executive Officer, Secretary and Treasurer, and the President, both received success fees of approximately $1.0 million.  An executive officer also received success fees of approximately $0.3 million. The total amount of the success fees and the specific amounts paid were determined by the significant stockholders of MQA.

16.          Income Taxes

The provision for federal and state income taxes is as follows:

	Year ended December 31,
	2002	2001	2000
Current tax expense
Federal	$(2,515)	$1,867	$1,273
State	610	504	327

	(1,905)	2,371	1,600

Deferred tax expense
Federal	3,329	1,401	1,892
State	(636)	248	(63)

	2,693	1,649	1,829

	$788	$4,020	$3,429

Deferred income taxes are primarily the result of reporting depreciation and amortization, and the accrual of certain expenses differently for income tax and financial reporting purposes and the benefit from unused operating loss carryforwards.  The net operating loss carryforwards, which begin to expire in 2022 are approximately $344 and $29,500 for federal and state income tax purposes.  Management has recorded a valuation allowance for a portion of these carryforwards based on expected utilization.  The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 31,
	2002	2001

Deferred tax assets
Loss carryforwards	$1,887	$481
Other accrued expenses	498	1,571

	2,385	2,052

Valuation allowance	(124)	(79)

	2,261	1,973
Deferred tax liabilities
Depreciation and amortization	$(8,021)	$(5,040)

The tax provision differs from the amount that would be calculated by applying the federal statutory rate of 34% to income before income taxes as follows:

	Year ended December 31,
	2002	2001	2000

Federal statutory rate	$683	$12	$2,959
State income taxes	105	525	327
Valuation allowance	45	79	—
Minority interest in net income of consolidated subsidiaries	(13)	(37)	(49)
Nondeductible stock compensation expense		3,191	—
Other, net	(32)	250	192

Provision for income taxes	$788	$4,020	$3,429

17.          Retirement Plan

The Company maintains a defined contribution plan (the “Plan”) for all eligible employees.  Under the Plan, employees who have completed nine months of service and have met certain other eligibility requirements may make voluntary contributions to the retirement program in the form of salary reductions.  The Company, at the discretion of the Board of Directors, may make contributions to the Plan equal to a percentage of each employee’s wages.  Employer contributions for the years ended December 31, 2002, 2001 and 2000 amounted to $161, $110 and $72, respectively.

18.          Equipment Line of Credit

In March 2001, the Company obtained, from a bank, revolving and term credit facilities providing up to $7,500 of borrowing capacity in the aggregate (the “Revolving Loan Commitment”).  Borrowings under the Revolving Loan Commitment bear interest based at LIBOR plus 2%.  The Company had outstanding borrowings of $6,000 under the Revolving Loan Commitment at December 31, 2001 and the effective interest rate at that date was 3.87%.  The Revolving Loan Commitment expired on June 30, 2002.  Borrowings under the Revolving Loan Commitment were collateralized by certain accounts receivable, excluding government receivables, at specific outpatient diagnostic imaging centers.  The Revolving Loan Commitment included certain restrictive covenants including maximum funding debt to EBITDAR (“Earnings Before Interest, Taxes, Depreciation, Amortization and Rent”) and minimum EBITDA to interest expense.  At December 31, 2001, the Company was not in compliance with these covenants but received waivers from the lenders.

19.          Restatements

The statement of stockholders’ deficit for the year ended December 31, 2000 was restated for a change in the carrying amount of Series A convertible redeemable preferred stock as a result of an increase in estimated redemption value.  The Series A convertible redeemable preferred stock was restated to reflect an increase of $60,521 in the carrying amount, with a corresponding reduction in retained earnings.

The statements of stockholders’ deficit and operations for the year ended December 31, 2000 were also restated for the recognition of interest income in the amount of $83 on notes receivable from stockholders that were outstanding during the year ended December 31, 2000.

20.          Consolidating Financial Statements

The following tables present consolidating financial information as required for the years ended December 31, 2000, 2001 and 2002 for: 1) MQA (parent); 2) MedQuest, Inc. (issuer); 3) the guarantors (on a combined basis) of MedQuest, Inc.’s notes (which represent all of MedQuest, Inc.’s subsidiaries) and 4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates. Separate financial statements of MedQuest, Inc., as issuer of the notes, and the subsidiary guarantors are not presented because: 1) each subsidiary guarantor is 100% owned by MQA, 2) all guarantees are full and unconditional, and 3) all guarantees are joint and several.

The senior credit facility and the indenture governing the notes impose certain restrictions on the Company, including restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior credit facility requires the Company to maintain certain financial ratios. The Company’s indebtedness under the senior credit facility is secured by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest, Inc.’s domestic subsidiaries.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2001
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—		5,391		$5,391
Patient receivables, net of allowance for doubtful accounts			30,817		30,817
Related party receivables			1,656		1,656
Other receivables			1,411		1,411
Prepaid expenses and other			2,167		2,167
Deferred income taxes			1,654		1,654
Total current assets			43,096		43,096

Property and equipment, net			65,221		65,221
Goodwill			26,387		26,387
Intangible assets, net			2,415		2,415
Investment in subsidiary	1,648			(1,648)
Other			229		229
Total assets	1,648		137,348	(1,648)	137,348

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			5,521		5,521
Accrued payroll and related taxes			2,329		2,329
Other accrued expenses			9,111		9,111
Equipment line of credit	6,000				6,000
Current portion of long-term debt	1,190		18,812		20,002
Current portion of obligations under capital leases			4,780		4,780
Total current liabilities	7,190		40,553		47,743

Intercompany payable	(9,949)		9,949		—
Long-term debt	4,521		70,651		75,172
Obligations under capital leases			9,667		9,667
Deferred income taxes			4,721		4,721
Total liabilities	$1,762		135,541		$137,303

The accompanying notes are an integral part of the consolidated financial statements.

	December 31, 2001
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Minority interest	$—		159		$159

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.01 par value; voting; 3,300,000 shares authorized, issued and outstanding	79,321				79,321
Series C Convertible, $.01 par value; voting; 805,532 shares authorized, issued and outstanding	25,962				25,962
	105,283				105,283

Stockholders’ deficit
Common stock, $.01 par value; voting; 15,000,000 shares authorized; 4,935,999 shares issued and outstanding	49				49
Class B common stock; $.01 par value; nonvoting; 750,000 shares authorized; 750,000 issued and outstanding	8				8
Notes receivable from stockholders	(1,531)				(1,531)
Additional paid-in capital	10,845				10,845
Accumulated deficit	(114,768)		1,648	(1,648)	(114,768)
Total stockholders’ deficit	(105,397)		1,648	(1,648)	(105,397)
Total liabilities and stockholders’ deficit	$1,648		137,348	(1,648)	$137,348

The accompanying notes are an integral part of the consolidated financial statements

	December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	794	2,436		$3,230
Patient receivables, net of allowance for doubtful accounts			46,157		46,157
Related party receivables			1,000		1,000
Refundable income taxes			2,676		2,676
Other receivables			965		965
Prepaid expenses and other			2,854		2,854
Deferred income taxes			498		498
Total current assets		794	56,586		57,380

Property and equipment, net			83,655		83,655
Goodwill			32,662		32,662
Intangible assets, net			7,268		7,268
Investment in subsidiary	2,980	12,843		(15,823)
Debt issue costs		12,182			12,182
Other		2,901	2,378		5,279
Total assets	2,980	28,720	182,549	(15,823)	198,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			4,292		4,292
Accrued payroll and related taxes			3,528		3,528
Other accrued expenses		7,632	6,072		13,704
Equipment line of credit
Current portion of long-term debt
Current portion of obligations under capital leases			922		922
Total current liabilities		7,632	14,814		22,446

Intercompany payable	71,200	(217,105)	145,905		—
Long-term debt		235,213			235,213
Obligations under capital leases			2,729		2,729
Deferred income taxes			6,258		6,258
Total liabilities	$71,200	25,740	169,706	—	$266,646

The accompanying notes are an integral part of the consolidated financial statements.

	December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Commitments and contingencies

Redeemable preferred stock
Series A redeemable, $.001 par value; nonvoting; 35,000,000 sharesauthorized, issued and outstanding	$35,000				$35,000
Series C redeemable, $.001 par value; nonvoting; 15,000,000 sharesauthorized, issued and outstanding	15,000				15,000
Series A Convertible, $.01 par value; voting; 3,300,000 shares authorized, issued and outstanding
Series C Convertible, $.01 par value; voting; 805,532 shares authorized, issued and outstanding
	50,000				50,000

Stockholders’ deficit
Class A Common stock, $.001 parvalue; voting; 115,000,000 sharesauthorized; 72,100,000 sharesissued and outstanding	72				72
Common stock; $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Common stock, $.01 par value; voting; 15,000,000 shares authorized; 4,935,999 shares issued and outstanding
Class B common stock; $.01 par value; nonvoting; 750,000 shares authorized; 750,000 issued and outstanding
Additional paid-in capital	62,113				62,113
Accumulated deficit	(180,434)	2,980	12,843	(15,823)	(180,434)
Total stockholders’ deficit	(118,220)	2,980	12,843	(15,823)	(118,220)
Total liabilities and stockholders’ deficit	$2,980	28,720	182,549	(15,823)	$198,426

The accompanying notes are an integral part of the consolidated financial statements

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidating Statements of Operations

(in thousands, except share data)

	Year Ended December 31, 2000
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		85,932		$85,932
Costs and expenses
Operating expenses, excluding depreciation			35,626		35,626
Marketing, general and administrative expenses			25,559		25,559
Depreciation and amortization			11,187		11,187
Income from operations			13,560		13,560

Interest expense	70		4,805		4,875
Interest income			(17)		(17)
Income (loss) before provision for income taxes	(70)		8,772		8,702
Provision (benefit) for income taxes			3,429		3,429
Minority interest in net income of consolidated subsidiaries			60		60
Equity in earnings of consolidated subsidiaries	5,283			(5,283)	—
Net income (loss)	$5,213		5,283	(5,283)	$5,213

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2001
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		142,322		$142,322
Costs and expenses
Operating expenses, excluding depreciation			61,014		61,014
Marketing, general and administrative expenses			55,554		55,554
Depreciation and amortization			17,488		17,488
Income from operations			8,266		8,266

Interest expense	443		8,117		8,560
Interest income			(330)		(330)
Income (loss) before provision for income taxes	(443)		479		36
Provision (benefit) for income taxes			4,020		4,020
Minority interest in net income of consolidated subsidiaries			110		110
Equity in earnings of consolidated subsidiarie	(3,651)			3,651
Net income (loss)	$(4,094)		(3,651)	3,651	$(4,094)

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidating Statements of Cash Flows

(in thousands, except share data)

	Year Ended December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		203,411		$203,411
Costs and expenses
Operating expenses, excluding depreciation			89,358		89,358
Marketing, general and administrative expenses			61,474		61,474
Depreciation and amortization			23,950		23,950
Income from operations			28,629		28,629

Interest expense	1,799	8,215	16,707		26,721
Interest income			(101)		(101)
Income (loss) before provision for income taxes	(1,799)	(8,215)	12,023		2,009
Provision (benefit) for income taxes			788		788
Minority interest in net income of consolidated subsidiaries			40		40
Equity in earnings	2,980	11,195		(14,175)	—
Net income (loss)	$1,181	2,980	11,195	(14,175)	$1,181

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2000
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$5,213	—	5,283	(5,283)	$5,213
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			11,187		11,187
Bad debt expense			2,882		2,882
Deferred income taxes			1,829		1,829
Minority interest in income of consolidated subsidiaries			60		60
Equity in earnings of consolidated subsidiaries	(5,283)			5,283	—
Accrued interest on notes receivable, stockholder			(83)		(83)
Changes in operating assets and liabilities
Patient receivables			(9,623)		(9,623)
Intercompany payable	70			(70)	—
Intercompany receivable			(70)	70	—
Related party and other receivables			(1,563)		(1,563)
Prepaid expenses and other current assets			(968)		(968)
Other assets			422		422
Accounts payable			448		448
Accrued payroll and related taxes			343		343
Other accrued expenses			1,864		1,864
Net cash and cash equivalents provided by operating activities			12,011		12,011

Cash flows from investing activities:
Purchases of property and equipment			(12,759)		(12,759)
Acquisitions of businesses, net of cash acquired			(2,199)		(2,199)
Net cash and cash equivalents used in investing activities			(14,958)		(14,958)
Cash flows from financing activities:
Proceeds from notes payable	2,632		11,460		14,092
Payments on notes payable	(76)		(8,023)		(8,099)
Payments on capital leases	$—		(3,086)		$(3,086)

	Year Ended December 31, 2000
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Intercompany payable	$76		2,632	(2,708)	$—
Intercompany receivable	(2,632)		(76)	2,708	—
Other	—		69		69
Net cash and cash equivalents provided by financing activities			2,976		2,976

Net (decrease) increase in cash and cash equivalents			29		29

Cash and cash equivalents, beginning of period			2,287		2,287
Cash and cash equivalents, end of period			2,316		2,316

Supplemental disclosure of cash flow information
Cash paid for interest			4,958		4,958

Acquisition of businesses
Fair value of assets acquired			7,308		7,308
Less liabilities assumed			(5,109)		(5,109)
			2,199		2,199

Equipment acquired through capital leases	$—		3,981		$3,981

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2001
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(4,094)	—	(3,651)	3,651	$(4,094)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			17,488		17,488
Stock compensation expense			9,388		9,388
Bad debt expense			4,866		4,866
Deferred income taxes			1,649		1,649
Minority interest in income of consolidated subsidiaries			110		110
Equity in earnings of consolidated subsidiaries	3,651			(3,651)	—
Accrued interest on notes receivable, stockholder			(83)		(83)
Changes in operating assets and liabilities
Patient receivables			(17,038)		(17,038)
Intercompany payable	443			(443)	—
Intercompany receivable			(443)	443	—
Related party and other receivables			(357)		(357)
Prepaid expenses and other current assets			(146)		(146)
Other assets			(36)		(36)
Accounts payable			2,274		2,274
Accrued payroll and related taxes			1,419		1,419
Other accrued expenses			4,902		4,902
Net cash and cash equivalents provided by operating activities			20,342		20,342
Cash flows from investing activities:
Purchases of property and equipment			(25,900)		(25,900)
Acquisitions of businesses, net of cash acquired			(34,232		(34,232)
Net cash and cash equivalents used in investing activities			(60,132)		(60,132)
Cash flows from financing activities:
Proceeds from notes payable	4,460		58,410		62,870
Proceeds from (payments on) line of credit	6,000				6,000
Payments on notes payable	(1,305)		(12,116)		(13,421)
Payments on capital leases	$—		(3,853)		$(3,853)

	Year Ended December 31, 2001
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Intercompany payable	$19,855		20,179	(40,034)	$—
Intercompany receivable	(20,179)		(19,855)	40,034	—
Proceeds from issuance of convertible preferred stock, net of transaction costs	9,719				9,719
Purchase of common stock from stockholders	(18,550)				(18,550)
Capital contribution			100		100
Net cash and cash equivalents provided by financing activities			42,865		42,865

Net (decrease) increase in cash and cash equivalents			3,075		3,075

Cash and cash equivalents, beginning of period			2,316		2,316
Cash and cash equivalents, end of period			5,391		5,391

Supplemental disclosure of cash flow information
Cash paid for interest			9,648		9,648
Cash paid for taxes			3,017		3,017

Acquisition of businesses
Fair value of assets acquired			34,842		34,842
Less liabilities assumed			(610)		(610)
			34,232		34,232

Equipment acquired through capital leases	$—		5,303		$5,303

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,181	2,980	11,195	(14,175)	$1,181
Adjustments to reconcile net income (loss) to net cash and cash equivalents
Used in operating activities
Depreciation and amortization			23,950		23,950
Interest amortization of bond discount		145			145
Interest amortization of debt issuance costs		574			574
Bad debt expense			7,295		7,295
Minority interest in income of consolidated subsidiaries			40		40
Gain on disposal of property and equipment			(73)		(73)
Equity earnings of consolidated subsidiaries	(2,980)	(11,195)		14,175	—
Deferred income taxes			2,693		2,693
Changes in operating assets and liabilities
Patient receivables			(21,433)		(21,433)
Related party and other receivables			(2,087)		(2,087)
Intercompany receivable			(1,799)	1,799	—
Intercompany payable	1,799			(1,799)	—
Prepaid expenses and other current assets			(661)		(661)
Other assets			6		6
Accounts payable			(1,229)		(1,229)
Accrued payroll and related taxes			1,198		1,198
Other accrued expenses		7,632	(3,040)		4,592
Net cash and cash equivalents provided by operating activities		136	16,055		16,191
Cash flows from investing activities
Purchases of property and equipment			(32,889)		(32,889)
Acquisitions of businesses, net of cash acquired			(17,385)		(17,385)
Proceeds from loan repayments			103		103
Proceeds from stockholder loan repayments	1,531				1,531
Intercompany receivable			1,531	(1,531)	—
Intercompany payable	(1,531)			1,531	—
Other	$—		(2,000)		$2,000

	Year Ended December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Net cash and cash equivalents used in investing activities	$—	—	(50,640)	—	$(50,640)

Cash flows from financing activities:
Proceeds from notes payable	1,835		17,074		18,909
Proceeds from (payments on) line of credit	(2,350)				(2,350)
Payments on notes payable	(953)		(11,364)		(12,317)
Payments on capital leases			(3,770)		(3,770)
Intercompany receivable	(108,935)	(325,853)	(181,546)	616,334	—
Intercompany payable	191,462	107,100	317,772	(616,334)	—
Sale of preferred stock	35,000				35,000
Sale of common stock	72,100				72,100
Payment of debt issuance costs		(12,756)			(12,756)
Proceeds from senior credit facility		56,000			56,000
Proceeds from senior subordinated debt, net of bond discount		176,167			176,167
Repayment of notes and leases	(10,242)		(106,536)		(116,778)
Redemption of preferred and common stock	(168,001)				(168,001)
Payment of stock issuance fees	(9,916)				(9,916)
Net cash and cash equivalents provided by financing activities		658	31,630		32,288

Net (decrease) increase in cash and cash equivalents		794	(2,955)		(2,161)

Cash and cash equivalents, beginning of period			5,391		5,391
Cash and cash equivalents, end of period		794	2,436		3,230

Supplemental disclosure of cash flow information
Cash paid for interest			18,853		18,853
Cash paid for taxes	$—		1,918		$1,918

	Year Ended December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Acquisition of businesses
Fair value of assets acquired	$—		17,395		$17,395
Less liabilities assumed			(10)		(10)
			17,385		17,385

Equipment acquired through capital leases	$—		4,335		$4,335

The accompanying notes are an integral part of the consolidated financial statements.