Form 10-Q
period 2003-03-31
MQ ASSOCIATES INC
filed 2003-05-14
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 333-101399

MQ ASSOCIATES, INC.

(Exact name of company as specified in its charter)

Delaware	52-2148018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4300 North Point Parkway Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip code)

Company’s telephone number, including area code: 770-300-0101

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether MQ Associates, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that MQ Associates, Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐      No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of MQ Associates, Inc.’s classes of common stock, as of the latest practicable date.

At May 9, 2003, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per shares, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MQ ASSOCIATES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	March 31, 2003	December 31, 2002
	(unaudited)	(derived from audited financial statements)

Current assets
Cash and cash equivalents	$1,576	$3,230
Patient receivables, net of allowance for doubtful accounts of $1,396 and $1,269	50,438	46,157
Related party receivables	700	1,000
Income taxes receivable	2,676	2,676
Other receivables	1,869	965
Prepaid expenses and other	3,459	2,854
Deferred income taxes	498	498
Total current assets	61,216	57,380

Property and equipment, net	82,179	83,655
Goodwill	32,994	32,662
Intangible assets, net	10,902	7,268
Debt issuance costs, net	12,013	12,182
Other	2,782	5,279
Total assets	$202,086	$198,426

The accompanying notes are an integral part of the consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2003	December 31, 2002
	(unaudited)	(derived from audited financial statements)
Current liabilities
Accounts payable	$4,077	$4,292
Accrued payroll and related taxes	2,717	3,528
Other accrued expenses	10,412	13,704
Current portion of obligations under capital leases	932	922
Total current liabilities	18,138	22,446

Long-term debt	242,914	235,213
Obligations under capital leases	2,528	2,729
Deferred income taxes	6,258	6,258
Total liabilities	269,838	266,646

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000	35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	50,000	50,000
Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29	29
Additional paid-in capital	62,113	62,113
Accumulated deficit	(179,966)	(180,434)
Total stockholders’ deficit	(117,752)	(118,220)
Total liabilities and stockholders’ deficit	$202,086	$198,426

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	Three months ended March 31,
	2003	2002

Net revenues from services	$55,747	$46,143
Costs and expenses
Operating expenses, excluding depreciation	24,579	19,293
Marketing, general and administrative expenses	17,697	13,958
Depreciation and amortization	6,881	5,358
Income from operations	6,590	7,534

Interest expense	5,814	3,136
Interest income	(4)	(30)
Income before provision for income taxes	780	4,428

Provision for income taxes	312	1,755

Minority interest in net income of consolidated subsidiaries	—	40

Net income	$468	$2,633

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$468	$2,633
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities
Depreciation and amortization	6,881	5,358
Amortization of bond discount	(18)	—
Amortization of debt issuance costs	398	—
Bad debt expense	2,023	1,633
Deferred income taxes	—	(1)
Minority interest in income of consolidated subsidiaries	—	40
Accrued interest on notes receivable, stockholders	—	(31)
Gain on disposal of property and equipment	—	(73)
Changes in operating assets and liabilities
Patient receivables	(6,084)	(6,026)
Related party and other receivables	(601)	367
Prepaid expenses and other current assets	(608)	(956)
Other assets	(6)	(260)
Accounts payable	(215)	(2,039)
Accrued payroll and related taxes	(810)	(759)
Other accrued expenses	(3,291)	(858)
Net cash and cash equivalents used in operating activities	(1,863)	(972)
Cash flows from investing activities
Purchases of property and equipment	(4,545)	(4,523)
Acquisitions of businesses, net of cash acquired	(3,045)	(4,924)
Proceeds from loan repayments	32	—
Net cash and cash equivalents used in investing activities	(7,558)	(9,447)
Cash flows from financing activities
Proceeds from notes payable	—	13,546
Proceeds from line of credit	—	700
Payments on notes payable	—	(4,545)
Payments on capital leases	(192)	(1,426)
Payment of debt issuance costs	(229)	—
Proceeds from senior credit facility	13,688	—

Payments on senior credit facility	$(5,500)	$—
Net cash and cash equivalents provided by financing activities	7,767	8,275
Net decrease in cash and cash equivalents	$(1,654)	$(2,144)

Cash and cash equivalents, beginning of period	3,230	5,391
Cash and cash equivalents, end of period	$1,576	$3,247

Supplemental disclosure of cash flow information
Cash paid for interest	$10,511	$3,083
Cash paid for taxes	$219	$1,405

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired	$5,045	$4,924
Less deposit paid in prior year	(2,000)	—
	$3,045	$4,924

Equipment acquired through capital leases	$—	$4,335
Issuance of note receivable in exchange for equipment	$—	$400

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share data)

1.  Basis of Presentation, Principles of Consolidation and Use of Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by MQ Associates, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

Principles of Consolidation

MedQuest, Inc. (“MedQuest”) is a wholly-owned subsidiary of MQ Associates, Inc.  MQ Associates, Inc. has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest.  The consolidated financial statements of the Company include the assets, liabilities, revenue and expenses of all majority owned subsidiaries over which the company exercises direct or indirect control, and for which control is other than temporary.  All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.  Recent Accounting Pronouncement

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

3.  Goodwill and Intangible Assets

Information related to intangibles subject to amortization and intangibles not subject to amortization is as follows:

Intangibles subject to amortization	March 31, 2003	December 31, 2002

Non-compete agreements:

Gross carrying amount	$2,092	$2,042
Accumulated amortization	(1,255)	(1,145)

	$837	$897

Intangibles not subject to amortization	March 31, 2003	December 31, 2002

Certificates of need:

Gross carrying amount	$10,065	$6,371

The change in the carrying amount of goodwill is as follows:

Three months ended March 31, 2003

Beginning balance, net	$32,662

Acquired	332
Impairment losses	—
Adjustments	—

Ending balance, net	$32,994

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Year ending December 31,	Estimated amortization expense

2004	$249
2005	129
2006	68
2007	31
2008	1

Amortization expense amounted to $110, and $67 for the three months ended March 31, 2003 and 2002, respectively.

4.                 Long-term Debt

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002

Senior credit facility, due August 2007	$64,188	$56,000
11 7/8% senior subordinated notes, net of discount of $3,705 and $3,687 at March 31, 2003 and December 31, 2002, respectively, due August 2012	176,295	176,313
	240,483	232,313

Fair value adjustment related to 11 7/8% senior subordinated notes	2,431	2,900

	$242,914	$235,213

Future maturities of long-term debt, including the effects of the bond discount, are as follows:

Year ending December 31,	Amount

2007	$64,188
Thereafter	176,295

$240,483

Senior credit facility

The senior credit facility provides for revolving credit borrowings not to exceed $80,000 and is guaranteed by MQ Associates, Inc. and each of MedQuest’s existing and future domestic subsidiaries and certain foreign subsidiaries.  MedQuest’s obligations under the senior credit facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.  Borrowings under the senior credit facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at March 31, 2003 are based upon the Eurodollar rate (1.31% at March 31, 2003). The senior credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined.  Borrowings available under the senior credit facility, net of $800 in letters of credit, amount to $15,012 at March 31, 2003.

The senior credit facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, senior leverage and fixed charge coverage ratios.  The Company was in compliance with all covenants under the senior credit facility at March 31, 2003.

Senior subordinated notes

The 11 7/8% senior subordinated notes (“Notes”) were issued in the aggregate principal amount of $180,000, net of a discount of $3,832, which is being amortized as interest expense over the life of the Notes.  The Notes also provide for an optional early redemption by MedQuest upon a change in control, as defined, prior to August 15, 2007 at 100% of the principal amount, or on or after August 15, 2007 at the redemption prices expressed as a percentage of principal amount, plus accrued and unpaid interest as follows:

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

The Notes are fully and unconditionally, jointly and severally guaranteed by MQ Associates, Inc. and each of MedQuest’s domestic subsidiaries.  The Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments.

Debt issuance costs amounting to $12,985, with respect to the senior credit facility and Notes, were capitalized and are being amortized into interest expense, using the effective interest method over the lives of the related debt instruments.

5.                 Related Party Transactions

The Company had the following related party transactions:

(a)  The Company incurred expenses related to certain aviation services during the three months ended March 31, 2003, including expenses of $66 related to services provided by Image Aviation, LLC, a company owned by two of the Company’s stockholders who also are the Chief Executive Officer and President.

(b)  The Company rents office space for 21 of its centers and its headquarters through rental agreements with Image Properties, L.L.C., (“Image”), a company owned by two of the Company's shareholders who also are the Chief Executive Officer and President. The rental agreements provide for rental payments in amounts ranging from $7 to $72 monthly. The rental agreements typically are for ten-year terms with five-year renewal options. The leases expire at various dates through 2012. Rent expense for related party leases was $882 and $931 for the three months ended March 31, 2003 and 2002.

(c)  The Company makes advances to Image for building and leasehold improvements made on behalf of the Company. The Company had related party receivables of $700 and $1,000 at March 31, 2003 and December 31, 2002, for costs incurred on behalf of Image. The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.

6.                 Commitments and Contingencies

In January 2003, we became aware of a request made by a party unaffiliated with us for an interpretation of the Georgia Patient Self-Referral Act of 1993 (the “Georgia Act”). Such party requested a declaratory statement from Georgia’s Composite State Board of Medical Examiners (the “CME”) regarding whether agreements between operators of diagnostic imaging centers and a physician or group of physicians, including purchase service agreements of the type entered into by us, violate the Georgia Act.  In May 2003, this matter was favorably resolved by the CME voting unanimously to decline to issue the requested declaratory statement.

In February 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against us, our subsidiaries and our officers and directors, as well as various physician groups with whom we conduct business (“Class Action”). The Class Action raises questions concerning the legality of the purchase service agreements, which were otherwise the subject of the request for a declaratory statement from the CME, as discussed above. Due to the preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, we believe that these agreements neither violate the Georgia Act nor are improper under Georgia law and we will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our business or operations as a result of this legal proceeding.

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

6.                 Subsequent Event

In April 2003 the Company adopted an employee stock option plan (“2003 Stock Option Plan”) that provides for the issuance of incentive stock options and non-qualified stock options for the purchase of 16,999,999 shares of the Company’s common stock.  The 2003 Stock Option Plan was adopted with an effective date of January 1, 2003 and terminates ten years from the effective date, unless terminated sooner.  Options are exercisable in equal one-fifth installments on each of the first five grant date anniversaries and may be issued at a grant price at no less than fair market value on the date of grant.  As of May 9, 2003, no options had been granted under this plan.

7.                 Consolidating Financial Statements

The following tables present consolidating financial information for the three months ended March 31, 2003 and 2002 for:  1) MQ Associates, Inc.; 2) MedQuest, Inc.; 3) the guarantors (on a combined basis) of MedQuest, Inc.’s notes (which represent all of MedQuest’s subsidiaries) and 4) all eliminating adjustments.  The consolidating financial statements presented reflect the legal entity compositions at the respective dates.  Separate financial statements of MedQuest, Inc., as issuer of the Notes, and the subsidiary guarantors are not presented because: 1) each subsidiary guarantor is 100% owned by MQ Associates, Inc., 2) all guarantees are full and unconditional, and 3) all guarantees are joint and several.

The senior credit facility and the indenture governing the Notes impose certain restrictions on the Company, including restrictions on the ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior credit facility requires the Company to maintain certain financial ratios.  The Company’s indebtedness under the senior credit facility is collateralized by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQ Associates, Inc. and all of MedQuest’s domestic subsidiaries.

MQ ASSOCIATES, INC.
CONSOLIDATING BALANCE SHEETS
(in thousands, except share data)
(unaudited)
March 31, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	175	1,401		$1,576
Patient receivables, net of allowance for doubtful accounts			50,438		50,438
Related party receivables			700		700
Income taxes receivable			2,676		2,676
Other receivables			1,869		1,869
Prepaid expenses and other			3,459		3,459
Deferred income taxes			498		498
Total current assets		175	61,041		61,216

Property and equipment, net			82,179		82,179
Goodwill			32,994		32,994
Intangible assets, net			10,902		10,902
Intercompany receivable	4,132	19,089		(23,221)
Debt issuance costs, net		12,013			12,013
Other		2,431	351		2,782
Total assets	4,132	33,708	187,467	(23,221)	202,086
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			4,077		4,077
Accrued payroll and related taxes			2,717		2,717
Other accrued expenses		2,551	7,861		10,412
Current portion of obligations under capital leases			932		932
Total current liabilities		2,551	15,587		18,138

Intercompany payable	71,884	(215,889)	144,005
Long-term debt		242,914			242,914
Obligations under capital leases			2,528		2,528
Deferred income taxes			6,258		6,258
Total liabilities	$71,884	29,576	168,378		$269,838

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000				35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	62,113				62,113
Accumulated deficit	(179,966)	4,132	19,089	(23,221)	(179,966)
Total stockholders’ deficit	(117,752)	4,132	19,089	(23,221)	(117,752)
Total liabilities and stockholders’ deficit	$4,132	33,708	187,467	(23,221)	$202,086

The accompanying notes are an integral part of the consolidated financial statements

MQ ASSOCIATES, INC.
CONSOLIDATING BALANCE SHEETS
(in thousands, except share data)
(unaudited)
December 31, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	794	2,436		$3,230
Patient receivables, net of allowance for doubtful accounts			46,157		46,157
Related party receivables			1,000		1,000
Income taxes receivable			2,676		2,676
Other receivables			965		965
Prepaid expenses and other			2,854		2,854
Deferred income taxes			498		498
Total current assets		794	56,586		57,380

Property and equipment, net			83,655		83,655
Goodwill			32,662		32,662
Intangible assets, net			7,268		7,268
Intercompany receivable	2,980	12,843		(15,823)
Debt issue costs		12,182			12,182
Other		2,901	2,378		5,279
Total assets	2,980	28,720	182,549	(15,823)	198,426
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			4,292		4,292
Accrued payroll and related taxes			3,528		3,528
Other accrued expenses		7,632	6,072		13,704
Current portion of obligations under capital leases			922		922
Total current liabilities		7,632	14,814		22,446

Intercompany payable	71,200	(217,105)	145,905
Long-term debt		235,213			235,213
Obligations under capital leases			2,729		2,729
Deferred income taxes			6,258		6,258
Total liabilities	$71,200	25,740	169,706		$266,646

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000				35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	62,113				62,113
Accumulated deficit	(180,434)	2,980	12,843	(15,823)	(180,434)
Total stockholders’ deficit	(118,220)	2,980	12,843	(15,823)	(118,220)
Total liabilities and stockholders’ deficit	$2,980	28,720	182,549	(15,823)	$198,426

The accompanying notes are an integral part of the consolidated financial statements

MQ ASSOCIATES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)
Three months ended March 31, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		55,747		$55,747
Costs and expenses
Operating expenses, excluding depreciation			24,579		24,579
Marketing, general and administrative expenses			17,697		17,697
Depreciation and amortization			6,881		6,881
Income from operations			6,590		6,590

Interest expense	684	5,094	36		5,814
Interest income			(4)		(4)
Income (loss) before provision for income taxes	(684)	(5,094)	6,558		780
Provision (benefit) for income taxes			312		312
Equity in earnings of consolidated subsidiaries	1,152	6,246		(7,398)
Net income (loss)	$468	1,152	6,246	(7,398)	$468

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)
Three months ended March 31, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		46,143		$46,143
Costs and expenses
Operating expenses, excluding depreciation			19,293		19,293
Marketing, general and administrative expenses			13,958		13,958
Depreciation and amortization			5,358		5,358
Income from operations			7,534		7,534

Interest expense	174		2,962		3,136
Interest income			(30)		(30)
Income (loss) before provision for income taxes	(174)		4,602		4,428
Provision for income taxes			1,755		1,755
Minority interest in net income of consolidated subsidiaries			40		40
Equity in earnings of consolidated subsidiaries	2,807			(2,807)
Net income (loss)	$2,633		2,807	(2,807)	$2,633

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
Three months ended March 31, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$468	1,152	6,246	(7,398)	$468
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Depreciation and amortization			6,881		6,881
Amortization of bond discount		(18)			(18)
Amortization of debt issuance costs		398			398
Bad debt expense			2,023		2,023
Equity in earnings of consolidated subsidiaries	(1,152)	(6,246)		7,398
Changes in operating assets and liabilities
Patient receivables			(6,084)		(6,084)
Related party and other receivables			(601)		(601)
Intercompany receivable			(684)	684
Intercompany payable	684			(684)
Prepaid expenses and other current assets			(608)		(608)
Other assets			(6)		(6)
Accounts payable			(215)		(215)
Accrued payroll and related taxes			(810)		(810)
Other accrued expenses		2,551	(5,842)		(3,291)
Net cash and cash equivalents provided by (used in) operating Activities		(2,163)	300		(1,863)
Cash flows from investing activities
Purchases of property and equipment			(4,545)		(4,545)
Acquisitions of businesses, net of cash acquired			(3,045)		(3,045)
Proceeds from loan repayments			32		32
Net cash and cash equivalents used in investing activities			(7,558)		(7,558)
Cash flows from financing activities
Payments on capital leases			(192)		(192)
Intercompany receivable	$—	(13,688)	(5,729)	19,417	$—
Intercompany payable	$—	5,729	13,688	(19,417)	$—
Payment of debt issuance costs		(229)			(229)
Proceeds from senior credit facility		13,688			13,688
Payments on senior credit facility		(5,500)			(5,500)
Net cash and cash equivalents provided by financing activities			7,767		7,767

Net (decrease) increase in cash and cash equivalents		(2,163)	509		(1,654)

Cash and cash equivalents, beginning of period			3,230		3,230
Cash and cash equivalents, end of period		(2,163)	3,739		1,576

Supplemental disclosure of cash flow information
Cash paid for interest			10,511		10,511
Cash paid for taxes			219		219

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			5,045		5,045
Less deposit paid in prior year			(2,000)		(2,000)
	$—		3,045		$3,045

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
Three months ended March 31, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,633		2,807	(2,807)	$2,633
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities
Depreciation and amortization			5,358		5,358
Bad debt expense			1,633		1,633
Deferred income taxes			(1)		(1)
Minority interest in income of consolidated subsidiaries			40		40
Accrued interest on notes receivable, stockholders			(31)		(31)
Gain on disposal of property and equipment			(73)		(73)
Equity in earnings of consolidated subsidiaries	(15)			15
Changes in operating assets and liabilities
Patient receivables			(6,026)		(6,026)
Intercompany payable	174			(174)
Intercompany receivable			(174)	174
Related party and other receivables			367		367
Prepaid expenses and other current assets			(956)		(956)
Other assets			(260)		(260)
Accounts payable			(2,039)		(2,039)
Accrued payroll and related taxes			(759)		(759)
Other accrued expenses			(858)		(858)
Net cash and cash equivalents provided by (used) in operating activities	2,792		(972)	(2,792)	(972)
Cash flows from investing activities
Purchases of property and equipment			(4,523)		(4,523)
Acquisitions of businesses, net of cash acquired			(4,924)		(4,924)
Net cash and cash equivalents used in investing activities			(9,447)		(9,447)
Cash flows from financing activities
Proceeds from notes payable	1,835		11,711		13,546
Proceeds from line of credit	700				700
Payments on notes payable	$(287)		(4,258)		$(4,545)
Payments on capital leases	$—		(1,426)		$(1,426)
Net cash and cash equivalents provided by financing activities	2,248		6,027		8,275

Net (decrease) increase in cash and cash equivalents	5,040		(4,392)	(2,792)	(2,144)

Cash and cash equivalents, beginning of period			5,391		5,391
Cash and cash equivalents, end of period	5,040		999	(2,792)	3,247

Supplemental disclosure of cash flow information
Cash paid for interest			3,083		3,083
Cash paid for taxes			1,405		1,405

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			4,924		4,924

Equipment acquired through capital leases			4,335		4,335
Issuance of note receivable in exchange for equipment	$—		400		$400

The accompanying notes are an integral part of the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the consolidated financial condition, liquidity and capital resources and results of operations of MQ Associates, Inc. This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this Form 10-Q.  This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The actual results achieved by MQ Associates, Inc. could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth below under “Cautionary Statement for Forward-Looking Statements.”

Overview

We are a leading independent operator of fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States.  We operate a network of 78 wholly owned centers in 13 states primarily throughout the southeastern and southwestern United States of America. For the three months ended March 31, 2003, approximately 69.4% of the Company’s revenues were generated from magnetic resonance imaging (“MRI”) services and approximately 16.1% was from computed tomography (“CT”) services. The remainder of our revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, and mammography.

Our revenue is generated by providing patient services. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis.  For the three months ended March 31, 2003, approximately 56.8% of net revenue came from commercial payors, 25.1% from government payors, 6.2% from workers compensation and 11.9% from other sources, including payments made directly by patients. Additionally, we have entered into purchase service agreements with physicians through which we provide diagnostic imaging services to a physician’s patients for a set fee which is paid by the physician, who then directly bills payors. These purchase service agreements represented approximately 7.0% of the Company’s net revenue for the three months ended March 31, 2003, and were accounted for as payments by commercial payors, workers compensation and other sources.  We have over 160 different contracts with commercial payors, and no single commercial payor accounted for more than 5% of net revenue for the three months ended March 31, 2003. Each of these contracts range from one to three years and are renegotiated on an as needed basis. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

The principal components of operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, annual equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs excluding depreciation and amortization, as a percentage of net revenue, have increased from 41.9% for the three months ended March 31, 2002 to 44.2% for the three months ended March 31, 2003.  This increase was primarily a result of an increase in our radiologist and technologist costs.

The principal components of our marketing, general and administrative (“MG&A”) expenses are compensation paid to center managers, marketing managers, billers, collectors and other administrative personnel, marketing costs, business development expenses, corporate overhead costs and bad debt expense.  MG&A costs, as a percentage of net revenue, have increased from 30.4% for three months ended March 31, 2002 to 31.8% for the three months ended March 31, 2003.  This increase was primarily the result of an increase in wage related expenses.

From 2000 to 2002, for centers that were in operation for 24 months or longer preceding the end of the period, we have increased average daily scan volumes across all modalities by 47.3%.  Average daily scan volume per machine for MRI machines and CT machines increased at compound annual growth rates of 15.5% and 13.9%, respectively.

From 2001 to 2002, the average fee per scan for MRI and CT declined by 3.8% and 1.8%, respectively, due to pricing variations among the geographic markets served and competition.  Medicare payments for most diagnostic imaging services covered by Medicare were reduced in 2002 by approximately 11.0% for services rendered through the application of a pre-existing standard pricing formula that is applied annually by the Centers for Medicare and Medicaid Services. To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on Current Medicare reimbursement levels, any change in Medicare reimbursement rates will result in a corresponding change in reimbursement from our commercial payors.  Subsequent to this reduction, fee reimbursements were increased by 1.6% in February 2003 for procedures performed on or after March 1, 2003.

Our growth has come from same center revenue, de novo development and strategic acquisitions.  We increase our same center revenue by attracting new referring physicians, extending hours of operations, managing our scan and payor mix and adding capacity and modalities to meet local market needs. De novo development generally comes through expansion within our local markets. Strategic acquisitions allow the Company to quickly enter new markets as well as round out our regional networks of existing centers.

Results of operations

The following table sets forth operating expenses, MG&A, depreciation and amortization, net interest expense and other expenses, and these amounts as a percentage of net revenue for the periods indicated:

	Three months ended March 31,
(in millions)	2003	%	2002	%

Net revenues from services	$55.7	100.0	$46.1	100.0
Operating expenses, excluding depreciation	24.6	44.2	19.3	41.9
Marketing, general and administrative expenses	17.7	31.8	14.0	30.4
Depreciation and amortization	6.9	12.4	5.4	11.7
Income from operations	6.6	11.8	7.5	16.3

Interest expense, net	5.8	10.4	3.1	6.7
Provision for income taxes	0.3	0.5	1.8	3.9
Minority interest in net income of consolidated subsidiaries	—	—	0.1	0.2

Net income	$0.5	0.9	$2.6	5.6

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Net revenue was $55.7 million for the three months ended March 31, 2003, representing an increase of $9.6 million, or 20.8%, from revenues of $46.1 million for the three months ended March 31, 2002.  An increase in the number of centers from 67 at March 31, 2002 to 78 at March 31, 2003 was the primary reason for this increase in revenues.  This increase was also a result of an increase in the number of scans performed during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, which was partially offset by a decrease of 0.6% in average price per scan for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.  This percentage decrease in average price per scan primarily reflects an increase in the number of multi-modality centers at March 31, 2003, which provide technologies for which the fee per scan is generally lower than the fee per scan for MRI and CT services.  Multi-modality centers provide technologies in addition to MRI and CT for which the fee per scan is generally lower than the fee per scan for MRI and CT services, however, the lower fee per scan is substantially offset by higher scan volumes.

Operating expenses, excluding depreciation and amortization, were $24.6 million for the three months ended March 31, 2003, representing an increase of $5.3 million, or 27.5%, as compared to $19.3 million for the three months ended March 31, 2002.  Operating expenses, excluding depreciation and amortization, as a percentage of net revenues increased to 44.2% for the three months ended March 31, 2003, as compared to 41.9% for the three months ended March 31, 2002.  This increase was primarily the result of an increase in compensation costs for radiologists, technologists and transcriptionists in the amount of $3.4 million.  We have experienced a general increase in relative compensation costs due to an increased level of demand in the industry for these types of professionals.  There were also slight increases in insurance, building costs, other operating expenses and other wages and related expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, however, these increases were substantially offset by slight decreases in operating supplies, repairs and maintenance and equipment rental expenses.

MG&A expenses were $17.7 million for the three months ended March 31, 2003, representing an increase of $3.7 million, or 26.4%, as compared to $14.0 million the three months ended March 31, 2002.  MG&A expenses, as a percentage of net revenues were 31.8% for the three months ended March 31, 2003, as compared to 30.4% for the three months ended March 31, 2002.  The increase from the three months ended March 31, 2002 to the three months ended March 31, 2003, was primarily the result of the addition of certain middle management and other support level employees in the areas of finance, compliance, operations and information technology.  These employees were added to address a need for an increased level of MG&A support as a result of revenue growth.  The increase was also the result of additional legal expenses incurred in relation to the class action lawsuit filed against the Company in February 2003.  There were slight increases in other marketing, general and administrative expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, however, these increases were offset by a decrease in marketing expenses for the same comparison periods.

Depreciation and amortization, was $6.9 million, or 12.4% of net revenues, for the three months ended March 31, 2003 as compared to $5.4 million, or 11.7% of net revenues, for the three months ended March 31, 2002.  This increase, as a percentage of net revenues, was primarily due to the higher amount of depreciable assets associated with the addition of 11 new centers between March 31, 2002 and March 31, 2003.  Depreciable assets at March 31, 2003 amounted to $157.0 million as compared to $119.1 million at March 31, 2002.

Interest expense, net, increased to $5.8 million for the three months ended March 31, 2003 from $3.1 million for the three months ended March 31, 2002.  Interest expense, net, increased primarily due to an increased level of indebtedness as a result of the recapitalization transaction in August 2002. Indebtedness increased from $128.4 million at March 31, 2002 to $246.4 million at March 31, 2003.

Income taxes were $0.3 million for the three months ended March 31, 2003, as compared to $1.8 million for the three months ended March 31, 2002.  The effective tax rate was 40.0% for the three months ended March 31, 2003 as compared to 39.6% for the three months ended March 31, 2002.  Income taxes are provided for on an interim basis using an approximate tax rate of 40%, which represents the Company’s effective tax rate.  There were Federal and State net operating loss carryforwards amounting to approximately $0.4 million and $29.5 million at March 31, 2003.

As a result of the foregoing factors, we had net income of $0.5 million for the three months ended March 31, 2003, as compared to net income of $2.6 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

The principal uses of liquidity are to finance our capital expenditures and make acquisitions, as well as to fund our operations.  We operate in a capital-intensive, high fixed-cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of our de novo centers and the acquisition of additional centers.

Our primary sources of liquidity to fund operations and capital expenditures and satisfy our debt service obligations are cash flow from operating activities and borrowings under our five-year senior credit facility.

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2003, representing a increase of $0.9 million from $1.0 million for the three months ended March 31, 2002.  The increase resulted primarily from the increase in interest expense as a result of the recapitalization that occurred in August 2002.

Net cash used in investing activities was $7.6 million for the three months ended March 31, 2003, representing a decrease of $1.8 million from $9.4 million for the three months ended March 31, 2002.  This decrease is primarily the result of a reduction in the level of budgeted capital expenditures in 2003 as compared to actual capital expenditures for 2002.  Capital expenditures were $52.8 million for the year ended December 31, 2002 as compared to budgeted capital expenditures of $30.0 to $35.0 million for the year ending December 31, 2003.

Net cash provided by financing activities was $7.8 million for the three months ended March 31, 2003, representing a decrease of $0.5 million from $8.3 million for the three months ended March 31, 2002.  The decrease resulted primarily from a decrease in the amount of financing used for acquisitions and de novo center openings during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

At March 31, 2003, we had $246.4 million of indebtedness outstanding, as compared to $238.9 million at December 31, 2002.  Our indebtedness primarily consists of $180 million due under our 11 7/8 % notes and $64.2 million due under our senior credit facility.  At March 31, 2003 we would have been able to borrow an additional $15.0 million (after giving effect to $0.8 million in outstanding letters of credit) under the senior credit facility to fund our working capital requirements and future acquisitions.

Borrowings under the senior credit facility accrue interest, at the option of MedQuest, as borrower, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at March 31, 2003 were based upon the Eurodollar rate (1.31% at March 31, 2003).  The senior credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon our consolidated leverage ratio, as defined.

The notes bear interest at the rate of 11 7/8% per annum.  Interest on the notes is payable semi-annually on each February 15 and August 15.  The notes mature on August 15, 2012.  In February 2003, MedQuest registered an identical series of notes with the Securities and Exchange Commission and subsequently exchanged the unregistered $180 million principal amount notes for registered notes.

The senior credit facility and the indenture governing the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to maintain certain financial ratios. We were in compliance with all covenants under the senior credit facility at March 31, 2003.  Our indebtedness under the senior credit facility is collateralized by substantially all of our assets, including our inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and guaranteed by all of our domestic subsidiaries.  The notes are senior subordinated unsecured obligations of

MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates, Inc. and each of MedQuest’s subsidiaries.

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. We have not accreted the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of March 31, 2003.

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

•                       upgrading existing equipment to increase volume and/or quality; and

•                       replacing less advanced equipment.

Capital expenditures (excluding acquisitions) totaled $4.5 million for the three months ended March 31, 2003, and $8.9 million for the three months ended March 31, 2002.  Capital expenditures related to acquisitions amounted to $5.0 million for the three months ended March 31, 2003, including a $2.0 million deposit paid in 2002, compared to $4.9 million for the three months ended March 31, 2002.  Capital expenditures, in the aggregate, amounted to $9.5 million for the three months ended March 31, 2003 as compared to $13.8 million for the three months ended March, 31 2002.

We believe that capital expenditures will range between $30.0 and $35.0 million for the year ending December 31, 2003.  However, the amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

During the first half of 2001 we spent $2.3 million to upgrade our information systems in anticipation of supporting our anticipated growth. Our capital expenditures for 2002 included approximately $1.1 million for implementation of our Radiology Information System which has been designed to improve our billing procedures and to meet our regulatory obligations under the Health Insurance Portability and Accountability Act of 1996, with respect to privacy standards by April 2003 and electronic transaction standards by October 2003. We anticipate the RIS roll-out will be completed by the end of 2003.

In January 2003, we entered into a contract for the servicing of substantially all of our diagnostic imaging equipment with Philips Medical Systems North America. This contract has an initial term of five years and is priced at a fixed annual amount of $8.4 million, which amount is subject to increase based on our achieving certain levels of annual net patient revenue.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent, but we are not currently subject to any definitive agreements or binding letters of intent with respect to any acquisitions.

Seasonality

We experience seasonality in our revenue. For example, our sales typically decline from our third fiscal quarter to our fourth fiscal quarter. Fourth quarter revenue is typically lower than revenue from the first, second and third quarters. Fourth quarter revenue is affected primarily by holiday and client and patient vacation schedules and inclement weather, the results of which are fewer patient scans during the fourth quarter. As a result, our revenue may significantly vary from quarter to quarter, and quarterly results may be below market expectations.

Recent Accounting Pronouncement

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

Cautionary Statement for Forward-Looking Statements

This quarterly report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. We can give no assurance that such forward-looking statements will prove to be correct.  Among the important factors that could cause our actual results to differ significantly from those expressed or implied by such forward-looking statements are general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors; changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs and the additional factors and risks contained in the Post-Effective Amendment No. 1 to our Registration Statement on Form S-4 declared effective on April 23, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We sell our services exclusively in the United States and receive payment for services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The majority of our indebtedness bears interest at fixed rates. However, management may in its judgment determine that it is advisable to enter into interest rate swaps to convert a portion of the fixed interest rate debt to floating interest rate debt. To the extent management decides to do so, the interest expense payable or the floating rate portion of the Company’s indebtedness will be sensitive to changes in the general level of interest rates in the United States. The recorded carrying amount for $47.5 million of our long-term debt approximates fair value as these borrowings have variable rates, as a result of an interest rate swap agreement, that reflect currently available terms and conditions for similar debt.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of the Company’s investments are in short-term instruments.

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

	Maturity dates
	August 2007		August 2012
Long-term debt	Total	Fair Value	Total	Fair Value

Fixed rate	—	—	$132.5	$125.4
Average interest rate	—	—	11.875%	12.63%
Variable rate	$64.2	$64.2	$47.5	$47.5
Average interest rate	4.06%	4.06%	7.79%	7.79%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the notes. The agreement requires us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument has been accounted for as a fair value hedge of the fair market value of the notes and was 100% effective for the three months ended March 31, 2003.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the notes.  The fair market value of this derivative instrument was $2.4 million at March 31, 2003 and has been presented as a component of Other Assets in the consolidated balance sheet at March 31, 2003.

Item 4.  Controls and Procedures

In the 90-day period before the filing of this report, the chief executive officer and chief financial officer of the Company (collectively, the “certifying officers”) evaluated the effectiveness of the Company’s disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

Our management, including the certifying officers, does not expect that our disclosure Controls or our “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that nay design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date when internal controls were evaluated.

PART II.                                                OTHER INFORMATION

Item 1.                                                           Legal Proceedings

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

In January 2003, we became aware of a request made by a party unaffiliated with us for an interpretation of the Georgia Patient Self-Referral Act of 1993 (the “Georgia Act”). Such party has requested a declaratory statement from Georgia’s Composite State Board of Medical Examiners (the “CME”) regarding whether agreements between operators of diagnostic imaging centers and a physician or group of physicians, including purchase service agreements of the type entered into by us, violate the Georgia Act.  On May 2, 2003, this matter was favorably resolved by the CME voting unanimously to decline to issue the requested declaratory statement.

On February 11, 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against us, our subsidiaries and our officers and directors, as well as various physician groups with whom we conduct business (“Class Action”). The Class Action was served on us on February 18, 2003 and raises questions concerning the legality of the purchase service agreements, which were otherwise the subject of the request for a declaratory statement from the CME, as discussed above. Due to the preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, we believe that these agreements neither violate the Georgia Act nor are improper under Georgia law and we will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on our business or operations as a result of this legal proceeding.

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

Item 5.                                                           Other Information

In April 2003, the Company adopted an employee stock option plan (“2003 Stock Option Plan”) that provides for the issuance of incentive stock options and non-qualified stock options for the purchase of 16,999,999 shares of the Company’s common stock.  The 2003 Stock Option Plan was adopted with an effective date of January 1, 2003 and terminates ten years from the effective date, unless terminated sooner.  Options are exercisable in equal one-fifth installments on each of the first five grant date anniversaries and may be issued at a grant price at no less than fair market value on the date of grant.  As of May 9, 2003, no options had been granted under this plan.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                                                                  Exhibits

Number	Description of Exhibits

99.1	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The registrant filed the following Current Report on Form 8-K during the first quarter of 2003:

(1) Report dated February 24, 2003, announcing the registrant’s earnings for the quarter ended December 31, 2002 and the twelve months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MQ ASSOCIATES, INC.

Date: May 9, 2003	By:	/s/ Gene Venesky
Gene Venesky
Chairman and Chief Executive Officer

Date: May 9, 2003	By:	/s/ Thomas C. Gentry
Thomas C. Gentry
Chief Financial Officer

CERTIFICATIONS

I, Gene Venesky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MQ Associates, Inc.;

2.  Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The other certifying officers of MQ Associates, Inc. and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to MQ Associates, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the disclosure controls and procedures of MQ Associates, Inc. as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.  The other certifying officers of MQ Associates, Inc. and I have disclosed, based on our most recent evaluation, to the auditors of MQ Associates, Inc. and the audit committee of the board of directors of MQ Associates, Inc. (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the ability of MQ Associates, Inc. to record, process, summarize and report financial data and have identified for the auditors of MQ Associates, Inc. any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of MQ Associates, Inc.; and

6.  The other certifying officers of MQ Associates, Inc. and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ Gene Venesky
	Name:	Gene Venesky
	Title:	Chairman and Chief Executive Officer

CERTIFICATIONS

I, Thomas C. Gentry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MQ Associates, Inc.;

2.  Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The other certifying officers of MQ Associates, Inc. and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to MQ Associates, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the disclosure controls and procedures of MQ Associates, Inc. as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.  The other certifying officers of MQ Associates, Inc. and I have disclosed, based on our most recent evaluation, to the auditors of MQ Associates, Inc. and the audit committee of the board of directors of MQ Associates, Inc. (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the ability of MQ Associates, Inc. to record, process, summarize and report financial data and have identified for the auditors of MQ Associates, Inc. any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of MQ Associates, Inc.; and

6.  The other certifying officers of MQ Associates, Inc. and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By:	/s/ Thomas C. Gentry
	Name:	Thomas C. Gentry
	Title:	Chief Financial Office