Form 10-Q
period 2003-06-30
MQ ASSOCIATES INC
filed 2003-08-14
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of MQ Associates, Inc.’s classes of common stock, as of the latest practicable date.

At August 14, 2003, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per shares, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)	(derived from audited financial statements)
ASSETS

Current assets
Cash and cash equivalents	$2,766	$3,230
Patient receivables, net of allowance for doubtful accounts of $1,382 and $1,269	51,525	46,157
Related party receivables	734	1,000
Income taxes receivable	2,341	2,676
Other receivables	1,361	965
Prepaid expenses and other	3,277	2,854
Deferred income taxes	498	498
Total current assets	62,502	57,380

Property and equipment, net	81,905	83,655
Goodwill	33,222	32,662
Intangible assets, net	10,955	7,268
Debt issuance costs, net	11,910	12,182
Other	4,849	5,279
Total assets	$205,343	$198,426

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,303	$4,292
Accrued payroll and related taxes	7,615	6,547
Accrued interest	7,350	7,632
Accrued property taxes	1,304	728
Other accrued expenses	4,774	2,325
Current portion of obligations under capital leases	1,557	922
Total current liabilities	25,903	22,446

Long-term debt	236,674	235,213
Obligations under capital leases	3,350	2,729
Deferred income taxes	6,258	6,258
Total liabilities	272,185	266,646

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000	35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	50,000	50,000
Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29	29
Additional paid-in capital	62,113	62,113
Accumulated deficit	(179,056)	(180,434)
Total stockholders’ deficit	(116,842)	(118,220)
Total liabilities and stockholders’ deficit	$205,343	$198,426

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net revenues from services	$59,613	$50,289	$115,360	$96,432
Costs and expenses
Operating expenses, excluding depreciation	25,815	22,226	50,394	41,519
Marketing, general and administrative expenses	18,922	15,503	36,619	29,461
Depreciation and amortization	7,301	5,613	14,182	10,971
Income from operations	7,575	6,947	14,165	14,481

Interest expense	6,061	3,021	11,875	6,157
Interest income	(4)	(39)	(8)	(69)
Income before provision for income taxes	1,518	3,965	2,298	8,393

Provision for income taxes	608	1,586	920	3,341
Minority interest in net income of consolidated subsidiaries	—	—	—	40

Net income	$910	$2,379	$1,378	$5,012

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$1,378	$5,012
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities
Depreciation and amortization	14,182	10,971
Amortization of bond discount	36	—
Amortization of debt issuance costs	792	—
Bad debt expense	4,816	3,419
Deferred income taxes	—	(1)
Minority interest in income of consolidated subsidiaries	—	40
Accrued interest on notes receivable, stockholders	—	(41)
Gain on disposal of property and equipment	—	(73)
Changes in operating assets and liabilities
Patient receivables	(9,963)	(11,000)
Related party and other receivables	207	961
Prepaid expenses and other current assets	(423)	(967)
Other assets	(360)	6
Accounts payable	(990)	(579)
Accrued payroll and related taxes	1,068	622
Other accrued expenses	2,743	1,241
Net cash and cash equivalents provided by operating activities	13,486	9,611
Cash flows from investing activities
Purchases of property and equipment	(9,539)	(13,291)
Acquisitions of businesses, net of cash acquired	(3,441)	(7,771)
Proceeds from loan repayments	55	—
Net cash and cash equivalents used in investing activities	(12,925)	(21,062)
Cash flows from financing activities
Proceeds from notes payable	—	18,908
Proceeds from line of credit		700
Payments on notes payable	—	(9,825)
Payments on capital leases	(661)	(2,763)
Payment of debt issuance costs	(520)	—
Proceeds from senior credit facility	$13,688	$—
Payments on senior credit facility	$(13,532)	$—
Net cash and cash equivalents (used in) provided by financing activities	(1,025)	7,020
Net decrease in cash and cash equivalents	$(464)	$(4,431)

Cash and cash equivalents, beginning of period	3,230	5,391
Cash and cash equivalents, end of period	$2,766	$960

Supplemental disclosure of cash flow information
Cash paid for interest	$11,322	$5,664
Cash paid for taxes	$304	$1,510

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired	$5,441	$7,771
Less deposit paid in prior year	(2,000)	—
	$3,441	$7,771

Equipment acquired through capital leases	$1,917	$4,335
Issuance of note receivable in exchange for equipment	$—	$400

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except share data)

1.  Basis of Presentation, Principles of Consolidation, Use of Estimates and Reclassifications

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by MQ Associates, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet at December 31, 2002 to conform to the presentation at June 30, 2003.

2.              Recent Accounting Pronouncements

In December 2002,  the Financial Accounting Standards Board (“FASB”) issued  Statement of Financial Accounting Standards No. 148, “Accounting  for Stock-Based Compensation-Transition and Disclosure-an amendment of  FASB  Statement  No. 123” (“SFAS 148”), which amends Statement No. 123, “Accounting  for  Stock-Based  Compensation,”  to  provide  alternative methods of transition  for  a voluntary change to the fair value based method of accounting for stock-based  employee compensation.  In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2003.  The effects of adopting SFAS 148 are not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities. FIN 46 is effective for all variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2003, the FASB released Statement of Financial Accounting Standards No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).   SFAS 149 clarifies under what  circumstances a contract with an initial net investment meets the characteristics of a derivative, amends  the  definition of an underlying contract, and clarifies when a derivative contains a  financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).   This statement requires the classification of certain financial instruments that embody obligations for the issuer as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

3.              Goodwill and Intangible Assets

Information related to intangibles subject to amortization and intangibles not subject to amortization is as follows:

	June 30, 2003	December 31, 2002
Intangibles subject to amortization

Non-compete agreements:

Gross carrying amount	$2,157	$2,042
Accumulated amortization	(1,371)	(1,145)

	$786	$897

	June 30, 2003	December 31, 2002
Intangibles not subject to amortization

Certificates of need:

Gross carrying amount	$10,169	$6,371

The change in the carrying amount of goodwill is as follows:

Six months ended June 30, 2003

Beginning balance, net	$32,662

Acquired	560
Impairment losses	—
Adjustments	—

Ending balance, net	$33,222

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Year ending December 31,	Estimated amortization expense

2004	$262
2005	142
2006	81
2007	44
2008	5

Amortization expense amounted to $116 and $62 for the three months ended June 30, 2003 and 2002, respectively.  Amortization expense amounted to $226, and $129 for the six months ended June 30, 2003 and 2002, respectively.

4.               Long-term Debt

Long-term debt consists of the following:

	June 30, 2003	December 31, 2002

Senior credit facility, due August 2007	$56,155	$56,000
11 7/8% senior subordinated notes, net of discount of $3,651 and $3,687, respectively, due August 2012	176,349	176,313

	232,504	232,313

Fair value adjustment related to 11 7/8% senior subordinated notes	4,170	2,900

	$236,674	$235,213

Future maturities of long-term debt, including the effects of the bond discount, are as follows:

Year ending December 31,	Amount

2007	$56,155
Thereafter	176,349

$232,504

Senior credit facility

The senior credit facility provides for revolving credit borrowings not to exceed $80,000 and is guaranteed by MQ Associates, Inc. and each of MedQuest’s existing and future domestic subsidiaries and certain foreign subsidiaries.  MedQuest’s obligations under the senior credit facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.  Borrowings under the senior credit facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at June 30, 2003 are based upon the Eurodollar rate (1.12% at June 30, 2003). The senior credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined.  Borrowings available under the senior credit facility, net of $800 in letters of credit, amount to $23,045 at June 30, 2003.

The senior credit facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, senior leverage and fixed charge coverage ratios.  The Company was in compliance with all covenants under the senior credit facility at June 30, 2003.

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

Debt issuance costs amounting to $13,276, with respect to the senior credit facility and Notes, were capitalized and are being amortized into interest expense, using the effective interest method over the lives of the related debt instruments.

5.              Related Party Transactions

The Company had the following related party transactions:

(a) The Company incurred expenses related to certain aviation services during the three and six months ended June 30, 2003, including expenses of $66 and $160, respectively, related to services provided by Image Aviation, LLC, a company owned by two of the Company’s stockholders who also are the Chief Executive Officer and President.

(b) The Company rents office space for 21 of its centers and its headquarters through rental agreements with Image Properties, L.L.C. (“Image”), a company owned by two of the Company’s shareholders who also are the Chief Executive Officer and President.  The rental agreements provide for rental payments in amounts ranging from $7 to $72 monthly.  The rental agreements typically are for ten-year terms, with five-year renewal options, and expire at various dates through 2012.  Rent expense for related party leases was $886 and $931 for the three months ended June 30, 2003 and 2002.  Rent expense for related party leases was $1,768 and $1,862 for the six months ended June 30, 2003 and 2002.

(c) The Company makes advances to Image for building and leasehold improvements made on behalf of the Company.  The Company had related party receivables of $734 and $1,000 at June 30, 2003 and December 31, 2002, for costs incurred on behalf of Image.  The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.

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

In February 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against the Company, its subsidiaries, officers and directors, as well as various physician groups that conduct business with the Company (“Class Action”). The Class Action raises questions concerning the legality of the purchase service agreements, which were otherwise the subject of the request for a declaratory statement from the CME, as discussed above. Due to the preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, management is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss. However, management believes that these agreements neither violate the Georgia Act nor are improper under Georgia law and will vigorously defend the Class Action. However, we can give no assurances of the ultimate impact on the Company’s financial position or results of operations.

In February 2003, the Company received a request for documents from the United States Department of Justice regarding the Company’s billing and other business practices. While management believes that it is in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, civil and/or criminal proceedings could be instituted, and if any such proceedings were to be instituted and the outcome were unfavorable, the Company could be subject to fines, penalties and damages or could become excluded from government reimbursement programs. Any such result could have a material adverse effect on the Company’s financial position and results of operations. However, at the present time, the outcome of this request cannot be predicted as management does not believe that the liability, if any, with respect to this matter is estimable.

7.              Subsequent Event

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

In July 2003, the Company issued options for the purchase of 2,932,000 shares of the Company’s common stock.  The options were issued with a grant price of $1.00 and will vest beginning January 1, 2003.  The Company will account for these stock options using Accounting Principles Board Opinion No. 25, with supplemental disclosures as required by Statement of Financial Accounting Standards No. 148.

8.              Consolidating Financial Statements

The following tables present consolidating financial information for the three months and six months ended June 30, 2003 and 2002 for:  1) MQ Associates, Inc.; 2) MedQuest, Inc.; 3) the guarantors (on a combined basis) of MedQuest, Inc.’s notes (which represent all of MedQuest’s subsidiaries) and 4) all eliminating adjustments.  The consolidating financial statements presented reflect the legal entity compositions at the respective dates.  Separate financial statements of MedQuest, Inc., as issuer of the Notes, and the subsidiary guarantors are not presented because: 1) each subsidiary guarantor is 100% owned by MQ Associates, Inc., 2) all guarantees are full and unconditional, and 3) all guarantees are joint and several.

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

MQ ASSOCIATES, INC.

CONSOLIDATING BALANCE SHEETS

(in thousands, except share data)

(unaudited)

June 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	6	2,760		$2,766
Patient receivables, net of allowance for doubtful accounts			51,525		51,525
Related party receivables			734		734
Income taxes receivable			2,341		2,341
Other receivables			1,361		1,361
Prepaid expenses and other			3,277		3,277
Deferred income taxes			498		498
Total current assets		6	62,496		62,502

Property and equipment, net			81,905		81,905
Goodwill			33,222		33,222
Intangible assets, net			10,955		10,955
Intercompany receivable	5,695	25,968		(31,663)
Debt issuance costs, net		11,910			11,910
Other		4,170	679		4,849
Total assets	5,695	42,054	189,257	(31,663)	205,343
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			3,303		3,303
Accrued payroll and related taxes			7,615		7,615
Other accrued expenses		7,350	6,078		13,428
Current portion of obligations under capital leases			1,557		1,557
Total current liabilities		7,350	18,553		25,903

Intercompany payable	72,537	(207,665)	135,128
Long-term debt		236,674			236,674
Obligations under capital leases			3,350		3,350
Deferred income taxes			6,258		6,258
Total liabilities	$72,537	36,359	163,289		$272,185

The accompanying notes are an integral part of the consolidated financial statements.

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000				35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	62,113				62,113
Accumulated deficit	(179,056)	5,695	25,968	(31,663)	(179,056)
Total stockholders’ deficit	(116,842)	5,695	25,968	(31,663)	(116,842)
Total liabilities and stockholders’ deficit	$5,695	42,054	189,257	(31,663)	$205,343

The accompanying notes are an integral part of the consolidated financial statements

MQ ASSOCIATES, INC.

CONSOLIDATING BALANCE SHEETS

(in thousands, except share data)

(unaudited)

December 31, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	794	2,436		$3,230
Patient receivables, net of allowance for doubtful accounts			46,157		46,157
Related party receivables			1,000		1,000
Income taxes receivable			2,676		2,676
Other receivables			965		965
Prepaid expenses and other			2,854		2,854
Deferred income taxes			498		498
Total current assets		794	56,586		57,380

Property and equipment, net			83,655		83,655
Goodwill			32,662		32,662
Intangible assets, net			7,268		7,268
Intercompany receivable	2,980	12,843		(15,823)
Debt issue costs		12,182			12,182
Other		2,901	2,378		5,279
Total assets	2,980	28,720	182,549	(15,823)	198,426
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			4,292		4,292
Accrued payroll and related taxes			6,547		6,547
Other accrued expenses		7,632	3,053		10,685
Current portion of obligations under capital leases			922		922
Total current liabilities		7,632	14,814		22,446

Intercompany payable	71,200	(217,105)	145,905
Long-term debt		235,213			235,213
Obligations under capital leases			2,729		2,729
Deferred income taxes			6,258		6,258
Total liabilities	$71,200	25,740	169,706		$266,646

The accompanying notes are an integral part of the consolidated financial statements.

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000				35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	62,113				62,113
Accumulated deficit	(180,434)	2,980	12,843	(15,823)	(180,434)
Total stockholders’ deficit	(118,220)	2,980	12,843	(15,823)	(118,220)
Total liabilities and stockholders’ deficit	$2,980	28,720	182,549	(15,823)	$198,426

The accompanying notes are an integral part of the consolidated financial statements

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Three months ended June 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		59,613		$59,613
Costs and expenses
Operating expenses, excluding depreciation			25,815		25,815
Marketing, general and administrative expenses			18,922		18,922
Depreciation and amortization			7,301		7,301
Income from operations			7,575		7,575

Interest expense	653	5,313	95		6,061
Interest income			(4)		(4)
Income (loss) before provision for income taxes	(653)	(5,313)	7,484		1,518
Provision (benefit) for income taxes			608		608
Equity in earnings of consolidated subsidiaries	1,563	6,876		(8,439)
Net income (loss)	$910	1,563	6,876	(8,439)	$910

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Three months ended June 30, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		50,289		$50,289
Costs and expenses
Operating expenses, excluding depreciation			22,226		22,226
Marketing, general and administrative expenses			15,503		15,503
Depreciation and amortization			5,613		5,613
Income from operations			6,947		6,947

Interest expense	193		2,828		3,021
Interest income			(39)		(39)
Income (loss) before provision for income taxes	(193)		4,158		3,965
Provision for income taxes			1,586		1,586
Equity in earnings of consolidated subsidiaries	2,572			(2,572)
Net income (loss)	$2,379		2,572	(2,572)	$2,379

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Six months ended June 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		115,360		$115,360
Costs and expenses
Operating expenses, excluding depreciation			50,394		50,394
Marketing, general and administrative expenses			36,619		36,619
Depreciation and amortization			14,182		14,182
Income from operations			14,165		14,165

Interest expense	1,337	10,407	131		11,875
Interest income			(8)		(8)
Income (loss) before provision for income taxes	(1,337)	(10,407)	14,042		2,298
Provision (benefit) for income taxes			920		920
Equity in earnings of consolidated subsidiaries	2,715	13,122		(15,837)
Net income (loss)	$1,378	2,715	13,122	(15,837)	$1,378

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Six months ended June 30, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		96,432		$96,432
Costs and expenses
Operating expenses, excluding depreciation			41,519		41,519
Marketing, general and administrative expenses			29,461		29,461
Depreciation and amortization			10,971		10,971
Income from operations			14,481		14,481

Interest expense	367		5,790		6,157
Interest income			(69)		(69)
Income (loss) before provision for income taxes	(367)		8,760		8,393
Provision for income taxes			3,341		3,341
Minority interest in net income of consolidated subsidiaries			40		40
Equity in earnings of consolidated subsidiaries	5,379			(5,379)
Net income (loss)	$5,012		5,379	(5,379)	$5,012

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Six months ended June 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,378	2,715	13,122	(15,837)	$1,378
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization			14,182		14,182
Amortization of bond discount		36			36
Amortization of debt issuance costs		792			792
Bad debt expense			4,816		4,816
Equity in earnings of consolidated subsidiaries	(2,715)	(13,122)		15,837
Changes in operating assets and liabilities
Patient receivables			(9,963)		(9,963)
Related party and other receivables			207		207
Intercompany receivable			(1,337)	1,337
Intercompany payable	1,337			(1,337)
Prepaid expenses and other current assets			(423)		(423)
Other assets			(360)		(360)
Accounts payable			(990)		(990)
Accrued payroll and related taxes			1,068		1,068
Other accrued expenses		7,350	(4,607)		2,743
Net cash and cash equivalents provided by (used in) operating Activities		(2,229)	15,715		13,486
Cash flows from investing activities
Purchases of property and equipment			(9,539)		(9,539)
Acquisitions of businesses, net of cash acquired			(3,441)		(3,441)
Proceeds from loan repayments			55		55
Net cash and cash equivalents used in investing activities			(12,925)		(12,925)
Cash flows from financing activities
Payments on capital leases			(661)		(661)
Intercompany receivable	$—	(13,688)	(14,052)	27,740	$—
Intercompany payable	$—	14,052	13,688	(27,740)	$—
Payment of debt issuance costs		(520)			(520)
Proceeds from senior credit facility		13,688			13,688
Payments on senior credit facility		(13,532)			(13,532)
Net cash and cash equivalents used in financing activities			(1,025)		(1,025)

Net (decrease) increase in cash and cash equivalents		(2,229)	1,765		(464)
Cash and cash equivalents, beginning of period			3,230		3,230
Cash and cash equivalents, end of period		(2,229)	4,995		2,766

Supplemental disclosure of cash flow information
Cash paid for interest			11,322		11,322
Cash paid for taxes			304		304

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			5,441		5,441
Less deposit paid in prior year			(2,000)		(2,000)
			3,441		3,441
Equipment acquired through capital leases	$—		1,917		$1,917

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Six months ended June 30, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$5,012		5,379	(5,379)	$5,012
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Depreciation and amortization			10,971		10,971
Bad debt expense			3,419		3,419
Deferred income taxes			(1)		(1)
Minority interest in income of consolidated subsidiaries			40		40
Accrued interest on notes receivable, stockholders			(41)		(41)
Gain on disposal of property and equipment			(73)		(73)
Equity in earnings of consolidated subsidiaries	(5,379)			5,379
Changes in operating assets and liabilities
Patient receivables			(11,000)		(11,000)
Intercompany payable	367			(367)
Intercompany receivable			(367)	367
Related party and other receivables			961		961
Prepaid expenses and other current assets			(967)		(967)
Other assets			6		6
Accounts payable			(579)		(579)
Accrued payroll and related taxes			622		622
Other accrued expenses		7,632	(6,391)		1,241
Net cash and cash equivalents provided by operating activities		7,632	1,979		9,611
Cash flows from investing activities
Purchases of property and equipment			(13,291)		(13,291)
Acquisitions of businesses, net of cash acquired			(7,771)		(7,771)
Net cash and cash equivalents used in investing activities			(21,062)		(21,062)
Cash flows from financing activities
Proceeds from notes payable	1,834		17,074		18,908
Proceeds from line of credit	$700				$700
Payments on notes payable	$(581)		(9,244)		$(9,825)
Intercompany receivable	(1,953)			1,953
Intercompany payable			1,953	(1,953)
Payments on capital leases			(2,763)		(2,763)
Net cash and cash equivalents provided by financing activities			7,020		7,020

Net (decrease) increase in cash and cash equivalents		7,632	(12,063)		(4,431)

Cash and cash equivalents, beginning of period			5,391		5,391
Cash and cash equivalents, end of period		7,632	(6,672)		960

Supplemental disclosure of cash flow information
Cash paid for interest			5,664		5,664
Cash paid for taxes			1,510		1,510

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			7,771		7,771

Equipment acquired through capital leases			4,335		4,335
Issuance of note receivable in exchange for equipment	$—		400		$400

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

Overview

We are a leading independent operator of fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States.  We operate a network of 81 wholly owned centers in 13 states primarily throughout the southeastern and southwestern United States of America. For the six months ended June 30, 2003, approximately 70.2% of the Company’s revenues were generated from magnetic resonance imaging (“MRI”) services and approximately 15.4% was from computed tomography (“CT”) services. The remainder of our revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, and mammography.

Our revenue is generated by providing patient services. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis.  For the six months ended June 30, 2003, approximately 57.0% of net revenue came from commercial payors, 25.4% from government payors, 6.4% from workers compensation and 11.2% from other sources, including payments made directly by patients. Additionally, we have entered into purchase service agreements with physicians through which we provide diagnostic imaging services to a physician’s patients for a set fee which is paid by the physician, who then directly bills payors. These purchase service agreements represented approximately 7.0% of the Company’s net revenue for the six months ended June 30, 2003, and were accounted for as payments by commercial payors, workers compensation and other sources.  We have over 160 different contracts with commercial payors, and no single commercial payor accounted for more than 5% of net revenue for the six months ended June 30, 2003. Each of these contracts range from one to three years and are renegotiated either on the anniversary date or on an as needed basis. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

The principal components of operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, annual equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs excluding depreciation and amortization, as a percentage of net revenue, have increased from 43.0% for the six months ended June 30, 2002 to 43.7% for the six months ended June 30, 2003.  This increase was primarily a result of an increase in our radiologist and technologist costs.

The principal components of our marketing, general and administrative (“MG&A”) expenses are compensation paid to center managers, marketing managers, billers, collectors and other administrative personnel, marketing costs, business development expenses, corporate overhead costs and bad debt expense.  MG&A costs, as a percentage of net revenue, have increased from 30.5% for six months ended June 30, 2002 to 31.7% for the six months ended June 30, 2003.  This increase was primarily the result of an increase in wage related expenses.

From January 2000 to December 2002, for centers that were in operation for 24 months or longer preceding the end of the period, we have increased average daily scan volumes across all modalities by 47.3%.  Average daily scan volume per machine for MRI machines and CT machines increased at compound annual growth rates of 15.5% and 13.9%, respectively.

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

Results of operations

The following table sets forth operating expenses, MG&A, depreciation and amortization, net interest expense and other expenses, and these amounts as a percentage of net revenue for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2003	%	2002	%	2003	%	2002	%

Net revenues from services	$59.6	100.0	$50.2	100.0	$115.4	100.0	$96.4	100.0
Operating expenses, excluding depreciation	25.8	43.3	22.2	44.2	50.4	43.7	41.5	43.0
Marketing, general and administrative expenses	18.9	31.7	15.5	30.9	36.6	31.7	29.4	30.5
Depreciation and amortization	7.3	12.2	5.6	11.2	14.2	12.3	11.0	11.4
Income from operations	7.6	12.8	6.9	13.7	14.2	12.3	14.5	15.1
Interest expense, net	6.1	10.2	3.0	6.0	11.9	10.3	6.2	6.4
Provision for income taxes	0.6	1.0	1.5	3.0	0.9	0.8	3.3	3.4

Net income	$0.9	1.6	$2.4	4.7	$1.4	1.2	$5.0	5.3

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net revenue was $59.6 million for the three months ended June 30, 2003, representing an increase of $9.4 million, or 18.7%, from revenues of $50.2 million for the three months ended June 30, 2002.  An increase in the number of centers from 70 at June 30, 2002 to 81 at June 30, 2003 was the primary reason for this increase in revenues.  This increase was also a result of an increase in the number of scans performed during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 and an increase of 1.8% in average price per scan for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.  The increase in average price per scan was primarily the result of an increase in the Medicare reimbursement rate in

March 2003 and related rate increases in those commercial payors with reimbursement rates linked to Medicare reimbursement rates.

Operating expenses, excluding depreciation and amortization, were $25.8 million for the three months ended June 30, 2003, representing an increase of $3.6 million, or 16.2%, as compared to $22.2 million for the three months ended June 30, 2002.  Operating expenses, excluding depreciation and amortization, as a percentage of net revenues decreased to 43.3% for the three months ended June 30, 2003, as compared to 44.2% for the three months ended June 30, 2002.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in repair and maintenance and equipment rental expenses, which was partially offset by an increase in compensation costs for radiologists, technologists and transcriptionists.

Repair and maintenance expenses decreased as a result of a contract entered into with Philips Medical Systems North America in January 2003, which linked the level of repair and maintenance expenses to an operating factor.  Equipment rental expenses decreased as a result of the treatment as capital leases of certain leases entered into during 2003.  We have experienced a general increase in relative compensation costs for radiologists, technologists and transcriptionists due to an increased level of demand in the industry for these types of professionals.  There were also slight increases in other wages and related expenses, insurance, utilities and other operating expenses for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, however, these increases were substantially offset by slight decreases in operating supplies and building costs.

MG&A expenses were $18.9 million for the three months ended June 30, 2003, representing an increase of $3.4 million, or 21.9%, as compared to $15.5 million the three months ended June 30, 2002.  MG&A expenses, as a percentage of net revenues were 31.7% for the three months ended June 30, 2003, as compared to 30.9% for the three months ended June 30, 2002.  The increase from the three months ended June 30, 2002 to the three months ended June 30, 2003, was primarily the result of the addition of certain middle management and other support level employees in the areas of finance, compliance, operations and information technology.  These employees were added to address a need for an increased level of MG&A support as a result of revenue growth.  The increase was also the result of increased bad debt expense, increased data line expenses and additional legal expenses incurred in relation to the class action lawsuit filed against the Company in February 2003.  This increase was partially offset by a decrease in costs related to the development of new acquisition opportunities in the three months ended June 30, 2003.

Depreciation and amortization, was $7.3 million, or 12.2% of net revenues, for the three months ended June 30, 2003 as compared to $5.6 million, or 11.2% of net revenues, for the three months ended June 30, 2002.  This increase, as a percentage of net revenues, was primarily due to the higher amount of depreciable assets associated with the addition of 11 new centers between June 30, 2002 and June 30, 2003.  Depreciable assets at June 30, 2003 amounted to $163.9 million as compared to $129.1 million at June 30, 2002.

Interest expense, net, increased to $6.1 million for the three months ended June 30, 2003 from $3.0 million for the three months ended June 30, 2002.  Interest expense, net, increased primarily due to an increased level of indebtedness as a result of the recapitalization transaction in August 2002. Indebtedness increased from $118.3 million at June 30, 2002 to $241.6 million at June 30, 2003.

Income taxes were $0.6 million for the three months ended June 30, 2003, as compared to $1.5 million for the three months ended June 30, 2002.  The effective tax rate was 40.0% for the three months ended June 30, 2003 and 2002.  Income taxes are provided for on an interim basis using an approximate tax rate of 40%, which represents the Company’s effective tax rate.  There were Federal and State net operating loss carryforwards amounting to approximately $0.4 million and $29.5 million at June 30, 2003.

As a result of the foregoing factors, we had net income of $0.9 million for the three months ended June 30, 2003, as compared to net income of $2.4 million for the three months ended June 30, 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Net revenue was $115.4 million for the six months ended June 30, 2003, representing an increase of $19.0 million, or 19.7%, from revenues of $96.4 million for the six months ended June 30, 2002.  An increase in the number of centers from 70 at June 30, 2002 to 81 at June 30, 2003 was the primary reason for this increase in revenues.  This increase was also a result of an increase in the number of scans performed during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, and an increase of 0.2% in average price per scan for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  The increase in average price per scan was primarily the result of an increase in the Medicare reimbursement rate in March 2003.

Operating expenses, excluding depreciation and amortization, were $50.4 million for the six months ended June 30, 2003, representing an increase of $8.9 million, or 21.4%, as compared to $41.5 million for the six months ended June 30, 2002.  Operating expenses, excluding depreciation and amortization, as a percentage of net revenues increased to 43.7% for the six months ended June 30, 2003, as compared to 43.0% for the six months ended June 30, 2002.  This increase was primarily the result of an increase in compensation costs for radiologists, technologists and transcriptionists. We have experienced a general increase in relative compensation costs due to an increased level of demand in the industry for these types of professionals.  This increase was partially offset, to a lesser degree than in the three months ended June 30, 2003, by a decrease in repairs and maintenance and equipment rental expense.  Repair and maintenance expenses decreased as a result of a contract entered into with Philips Medical Systems North America in January 2003, which linked the level of repair and maintenance expenses to an operating factor.  Equipment rental expenses decreased as a result of the treatment as capital leases of certain leases entered into during 2003.  There were also slight increases in other wages and related expenses, insurance, utilities and other operating expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, however, these increases were substantially offset by slight decreases in operating supplies and building costs.

MG&A expenses were $36.6 million for the six months ended June 30, 2003, representing an increase of $7.2 million, or 24.5%, as compared to $29.4 million the six months ended June 30, 2002.  MG&A expenses, as a percentage of net revenues were 31.7% for the six months ended June 30, 2003, as compared to 30.5% for the six months ended June 30, 2002.  The increase from the six months ended June 30, 2002 to the six months ended June 30, 2003, was primarily the result of the addition of certain middle management and other support level employees in the areas of finance, compliance, operations and information technology.  These employees were added to address a need for an increased level of MG&A support as a result of revenue growth.  The increase was also the result of increased bad debt expense, increased data line expenses and additional legal expenses incurred in relation to the class action lawsuit filed against the Company in February 2003.  This increase was partially offset by a decrease in costs related to the development of new acquisition opportunities in the six months ended June 30, 2003.

Depreciation and amortization, was $14.2 million, or 12.3% of net revenues, for the six months ended June 30, 2003 as compared to $11.0 million, or 11.4% of net revenues, for the six months ended June 30, 2002.  This increase, as a percentage of net revenues, was primarily due to the higher amount of depreciable assets associated with the addition of 11 new centers between June 30, 2002 and June 30, 2003.  Depreciable assets at June 30, 2003 amounted to $163.9 million as compared to $129.1 million at June 30, 2002.

Interest expense, net, increased to $11.9 million for the six months ended June 30, 2003 from $6.2 million for the six months ended June 30, 2002.  Interest expense, net, increased primarily due to an increased level of indebtedness as a result of the recapitalization transaction in August 2002. Indebtedness increased from $118.3 million at June 30, 2002 to $241.6 million at June 30, 2003.

Income taxes were $0.9 million for the six months ended June 30, 2003, as compared to $3.3 million for the six months ended June 30, 2002.  The effective tax rate was 40.0% for the six months ended June 30, 2003 as compared to 39.8% for the six months ended June 30, 2002.  Income taxes are provided for on an interim basis using an approximate tax rate of 40%, which represents the Company’s effective tax rate.  There were Federal and State net operating loss carryforwards amounting to approximately $0.4 million and $29.5 million at June 30, 2003.

As a result of the foregoing factors, we had net income of $1.4 million for the six months ended June 30, 2003, as compared to net income of $5.0 million for the six months ended June 30, 2002.

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

Net cash provided by operating activities was $13.5 million for the six months ended June 30, 2003, representing an increase of $3.9 million from $9.6 million for the six months ended June 30, 2002.  The increase resulted primarily from a change in the timing of required cash payments for interest as a result of the recapitalization that occurred in August 2002.

Net cash used in investing activities was $12.9 million for the six months ended June 30, 2003, representing a decrease of $8.2 million from $21.1 million for the six months ended June 30, 2002.  This decrease is primarily the result of a reduction in the level of budgeted capital expenditures in 2003 as compared to actual capital expenditures for 2002.  Capital expenditures were $52.8 million for the year ended December 31, 2002 as compared to budgeted capital expenditures of $30.0 to $35.0 million for the year ending December 31, 2003.

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2003, representing a decrease of $8.0 million from $7.0 million provided by financing activities for the six months ended June 30, 2002.  The decrease resulted primarily from a decrease in the amount of financing used for acquisitions and de novo center openings during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

At June 30, 2003, we had $241.6 million of indebtedness outstanding, as compared to $238.9 million at December 31, 2002.  Our indebtedness primarily consists of $180 million due under our 11 7/8% notes and $56.2 million due under our senior credit facility.  At June 30, 2003 we would have been able to borrow an additional $23.0 million (after giving effect to $0.8 million in outstanding letters of credit) under the senior credit facility to fund our working capital requirements and future acquisitions.

Borrowings under the senior credit facility accrue interest, at the option of MedQuest, as borrower, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at June 30, 2003 were based upon the Eurodollar rate (1.12% at June 30, 2003).  The senior credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon our consolidated leverage ratio, as defined.

The notes bear interest at the rate of 11 7/8% per annum.  Interest on the notes is payable semi-annually on each February 15 and August 15.  The notes mature on August 15, 2012.  In February 2003, MedQuest registered an identical series of notes with the Securities and Exchange Commission and subsequently exchanged the unregistered $180 million principal amount notes for registered notes.

The senior credit facility and the indenture governing the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to maintain certain financial ratios. We were in compliance with all covenants under the senior credit facility at June 30, 2003.  Our indebtedness under the senior credit facility is collateralized by substantially all of our assets, including our inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and guaranteed by all of our domestic subsidiaries.  The notes are senior subordinated unsecured obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates, Inc. and each of MedQuest’s subsidiaries.

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. We have not accreted the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of June 30, 2003.

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

•                  upgrading existing equipment to increase volume and/or quality; and

•                  replacing less advanced equipment.

Capital expenditures (excluding acquisitions) totaled $9.5 million for the six months ended June 30, 2003, and $13.3 million for the six months ended June 30, 2002.  Capital expenditures related to acquisitions amounted to $5.4 million for the six months ended June 30, 2003, including a $2.0 million deposit paid in 2002, compared to $7.8 million for the six months ended June 30, 2002.  Capital expenditures, in the aggregate, amounted to $14.9 million for the six months ended June 30, 2003 as compared to $21.1 million for the six months ended June 30, 2002.

We believe that capital expenditures will range between $30.0 and $35.0 million for the year ending December 31, 2003.  However, the amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

During the first half of 2001 we spent $2.3 million to upgrade our information systems in anticipation of supporting our anticipated growth. Our capital expenditures for 2002 included approximately $1.1 million for implementation of our Radiology Information System which has been designed to improve our billing procedures and to meet our regulatory obligations under the Health Insurance Portability and Accountability Act of 1996, with respect to privacy standards by April 2003 and electronic transaction standards by October 2003. We anticipate the RIS roll-out will be completed by the first quarter of 2004.

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

Recent Accounting Pronouncements

In December 2002,  the Financial Accounting Standards Board (“FASB”) issued  Statement of Financial Accounting Standards No. 148, “Accounting  for Stock-Based Compensation-Transition and Disclosure-an amendment of  FASB  Statement  No. 123” (“SFAS 148”), which amends Statement No. 123, “Accounting  for  Stock-Based  Compensation,”  to  provide  alternative methods of transition  for  a voluntary change to the fair value based method of accounting for stock-based  employee compensation.  In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for voluntary changes to the fair value based method made in fiscal years beginning after December 15, 2003.  The effects of adopting SFAS 148 are not expected to have a material effect on the Company’s consolidated financial position and results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities. FIN 46 is effective for all variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2003, the FASB released Statement of Financial Accounting Standards No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).   SFAS 149 clarifies under what  circumstances a contract with an initial net investment meets the characteristics of a derivative, amends  the  definition of an underlying contract, and clarifies when a derivative contains a  financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).   This statement requires the classification of certain financial instruments that embody obligations for the issuer as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company currently classifies its redeemable preferred stock outside of the stockholders’ equity section of its balance sheet and measures the instruments in a manner that approximates their present value at redemption.  The adoption of SFAS 149 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

	Maturity dates
	August 2007		August 2012
Long-term debt	Total	Fair Value	Total	Fair Value

Fixed rate	—	—	$132.5	$134.5
Average interest rate	—	—	11.875%	11.31%
Variable rate	$56.2	$56.2	$47.5	$47.5
Average interest rate	3.88%	3.88%	7.65%	7.65%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the notes. The agreement requires us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument has been accounted for as a fair value hedge of the fair market value of the notes and was 100% effective for the six months ended June 30, 2003.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the notes.  The fair market value of this derivative instrument was $4.2 million at June 30, 2003 and has been presented as a component of Other Assets in the consolidated balance sheet at June 30, 2003.

Item 4.  Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q, the chief executive officer and chief financial officer of the Company (collectively, the “certifying officers”) evaluated the effectiveness of the Company’s disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

Our management, including the certifying officers, does not expect that our disclosure controls or our “internal controls over financial reporting” (“Internal Controls”) will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The certifying officers concluded, based on their evaluation, that the Company’s disclosure controls and procedures are effective.

There were no significant changes in the Company’s Internal Controls or in other factors that could significantly affect the Company’s Internal Controls subsequent to the date when internal controls were evaluated.  In addition, there have been no changes in the Company’s Internal Controls that have occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls.

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

Item 5.                                                           Other Information

In April 2003, we adopted an employee stock option plan (“2003 Stock Option Plan”) that provides for the issuance of incentive stock options and non-qualified stock options for the purchase of 16,999,999 shares of our common stock.  The 2003 Stock Option Plan was adopted with an effective date of January 1, 2003 and terminates ten years from the effective date, unless terminated sooner.  Options are exercisable in equal one-fifth installments on each of the first five grant date anniversaries and may be issued at a grant price at no less than fair market value on the date of grant.

In July 2003, we issued options for the purchase of 2,932,000 shares of our common stock.  The options were issued with a grant price of $1.00 and will vest beginning January 1, 2003.  We will account for these stock options using Accounting Principles Board Opinion No. 25, with supplemental disclosures as required by Statement of Financial Accounting Standards No. 148.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                                                                  Exhibits

Number	Description of Exhibits

4.1

Third Supplemental Indenture, dated as of June 19, 2003, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Illinois Diagnostic Imaging, Inc. and Wachovia Bank, National Association, as Trustee.

10.1	2003 Stock Option Plan

31.1	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The registrant filed the following Current Report on Form 8-K during the second quarter of 2003:

(1) Report dated May 6, 2003, announcing the registrant’s earnings for the quarters ended March 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MQ ASSOCIATES, INC.

Date: August 14, 2003	By:	/s/ Gene Venesky
Gene Venesky
Chairman and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Thomas C. Gentry
Thomas C. Gentry
Chief Financial Officer