Form 10-Q
period 2003-09-30
MQ ASSOCIATES INC
filed 2003-11-07
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

At November 7, 2003, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per shares, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)	(derived from audited financial statements)
ASSETS

Current assets
Cash and cash equivalents	$2,829	$3,230
Patient receivables, net of allowance for doubtful accounts of $1,600 and $1,269	58,810	46,157
Related party receivables	778	1,000
Income taxes receivable	—	2,676
Other receivables	1,608	965
Prepaid expenses and other	3,338	2,854
Deferred income taxes	498	498
Total current assets	67,861	57,380

Property and equipment, net	80,098	83,655
Goodwill	33,222	32,662
Intangible assets, net	10,924	7,268
Debt issuance costs, net	13,955	12,182
Other	2,760	5,279
Total assets	$208,820	$198,426

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$8,180	$4,292
Accrued payroll and related taxes	7,134	6,547
Accrued interest	2,469	7,632
Other accrued expenses	4,612	3,053
Current portion of long-term debt	600	—
Current portion of obligations under capital leases	1,572	922
Total current liabilities	24,567	22,446

Long-term debt	237,599	235,213
Obligations under capital leases	2,891	2,729
Deferred income taxes	6,258	6,258
Total liabilities	271,315	266,646

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000	35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	50,000	50,000
Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29	29
Additional paid-in capital	62,113	62,113
Accumulated deficit	(174,709)	(180,434)
Total stockholders’ deficit	(112,495)	(118,220)
Total liabilities and stockholders’ deficit	$208,820	$198,426

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net revenues from services	$63,803	$52,689	$179,163	$149,120
Costs and expenses
Operating expenses, excluding depreciation	27,305	23,255	77,699	64,774
Marketing, general and administrative expenses	19,416	15,572	56,031	45,033
Depreciation and amortization	6,739	6,002	20,922	16,973
Income from operations	10,343	7,860	24,511	22,340

Interest expense	6,180	14,461	18,057	20,618
Interest income	(6)	(11)	(14)	(82)
Income before provision for income taxes (benefit)	4,169	(6,590)	6,468	1,804

Provision for income taxes (benefit)	(177)	(2,636)	743	706
Minority interest in net income of consolidated subsidiaries	—	—	—	40

Net income (loss)	$4,346	$(3,954)	$5,725	$1,058

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$5,725	$1,058
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities
Depreciation and amortization	20,922	16,973
Amortization of bond discount	91	50
Amortization of debt issuance costs	1,205	192
Bad debt expense	7,246	5,303
Minority interest in income of consolidated subsidiaries	—	40
Loss (gain) on disposal of property and equipment	85	(73)
Changes in operating assets and liabilities
Patient receivables	(19,680)	(15,831)
Related party and other receivables	2,262	1,104
Prepaid expenses and other current assets	(484)	(977)
Other assets	(531)	(66)
Accounts payable	3,888	1,080
Accrued payroll and related taxes	587	(17)
Other accrued expenses	(3,604)	(1)
Net cash and cash equivalents provided by operating activities	17,712	8,835
Cash flows from investing activities
Purchases of property and equipment	(14,566)	(21,174)
Acquisitions of businesses, net of cash acquired	(3,525)	(12,091)
Proceeds from stockholders loan repayments	—	1,531
Proceeds from sale of real estate	122	—
Proceeds from loan	88	—
Net cash and cash equivalents used in investing activities	(17,881)	(31,734)
Cash flows from financing activities
Proceeds from notes payable	—	18,908
Proceeds from line of credit	—	(2,350)
Payments on notes payable	—	(12,081)
Payments on capital leases	(1,104)	(3,670)
Payment of debt issuance costs	(2,978)	(12,567)
Proceeds from senior credit facility	$31,188	$43,000
Proceeds from long-term debt	$60,000	$—
Payments on long-term debt	(150)	—
Proceeds from senior subordinated debt, net of bond discount	—	176,167
Repayment of notes and leases	—	(116,777)
Redemption of preferred and common stock	—	(168,001)
Payment of stock issuance fees	—	(9,809)
Sale of common stock	—	72,100
Sale of preferred stock	—	35,000
Payments on senior credit facility	$(87,188)	$—
Net cash and cash equivalents (used in) provided by financing activities	(232)	19,920
Net decrease in cash and cash equivalents	$(401)	$(2,979)

Cash and cash equivalents, beginning of period	3,230	5,391
Cash and cash equivalents, end of period	$2,829	$2,412

Supplemental disclosure of cash flow information
Cash paid for interest	$22,517	$17,728
Cash paid for taxes	$299	$1,770

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired	$5,525	$12,091
Less deposit paid in prior year	(2,000)	—
	$3,525	$12,091

Equipment acquired through capital leases	$1,917	$4,335
Issuance of note receivable in exchange for equipment	$—	$400

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except share data)

1.  Basis of Presentation, Principles of Consolidation, Use of Estimates and Reclassifications

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by MQ Associates, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet at December 31, 2002 to conform to the presentation at September 30, 2003.

2.  Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities. FIN 46 is effective for all variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective: 1) for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, and 2) immediately for variable interest entities acquired after February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

3.  Goodwill and Intangible Assets

Information related to intangibles subject to amortization and intangibles not subject to amortization is as follows:

	September 30, 2003	December 31, 2002
Intangibles subject to amortization

Non-compete agreements:

Gross carrying amount	$2,157	$2,042
Accumulated amortization	(1,486)	(1,145)

	$671	$897

	September 30, 2003	December 31, 2002
Intangibles not subject to amortization

Certificates of need:

Gross carrying amount	$10,253	$6,371

The change in the carrying amount of goodwill is as follows:

Nine months ended September 30, 2003

Beginning balance, net	$32,662

Acquired	560
Impairment losses	—
Adjustments	—

Ending balance, net	$33,222

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Year ending December 31,	Estimated amortization expense

2004	$261
2005	142
2006	78
2007	44
2008	5

Amortization expense amounted to $115 and $51 for the three months ended September 30, 2003 and 2002, respectively.  Amortization expense amounted to $341, and $180 for the nine months ended September 30, 2003 and 2002, respectively.

4.  Long-Term Debt

Long-term debt consists of the following:

	September 30, 2003	December 31, 2002

Senior credit facility, due August 2007	$—	$56,000
Tranche B term facility, due through September 2009	59,850	—
11 7/8% senior subordinated notes, net of discount of $3,596 and $3,687, respectively, due August 2012	176,404	176,313

	236,254	232,313

Fair value adjustment related to 11 7/8% senior subordinated notes	1,945	2,900
	238,199	235,213

Less current portion	600	—

Long-term debt	$237,599	$235,213

Future maturities of long-term debt, including the effects of the bond discount, are as follows:

Year ending December 31,	Amount

2004	$600
2005	600
2006	600
2007	600
2008	28,950
Thereafter	204,904

$236,254

Senior credit facility

In September 2003, the Company amended its senior credit facility to allow for borrowings not to exceed $60,000 under a Tranche B term facility.  Concurrent with the amendment of the senior credit facility, the Company also borrowed $60,000 under the Tranche B term facility and applied the net proceeds against the borrowings outstanding under the revolving credit facility.

The senior credit facility, as amended, (“Senior Credit Facility”) provides for a revolving credit facility not to exceed $80,000 and a Tranche B term facility of $60,000.  The Senior Credit Facility is guaranteed by MQ Associates, Inc. and each of MedQuest’s existing and future domestic subsidiaries and certain foreign subsidiaries.  MedQuest’s obligations under the Senior Credit Facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

The Senior Credit Facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, senior leverage and fixed charge coverage ratios.  The Company was in compliance with all covenants under the Senior Credit Facility at September 30, 2003.

Revolving credit facility

Borrowings under the revolving credit facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at September 30, 2003 are based upon the Eurodollar rate (1.18% at September 30, 2003). The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined.  Borrowings available under the revolving credit facility, net of $1,300 in letters of credit, amount to $78,700 at September 30, 2003.

Tranche B term facility

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum.  Borrowings are based upon the Eurodollar rate and amounted to $59,850 at September 30, 2003.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, not more than 75% of excess cash flows, as defined, must be applied against certain outstanding borrowings under the Senior Credit Facility.  Management does not anticipate excess cash flows, as defined, for the year ending December 31, 2004.

 Senior subordinated notes

The 11 7/8% senior subordinated notes (“Notes”), due in August of 2012, were issued in the aggregate principal amount of $180,000, net of a discount of $3,832, which is being amortized as interest expense over the life of the Notes.  The Notes also provide for an optional early redemption by MedQuest upon a change in control, as defined, prior to August 15, 2007 at 100% of the principal amount, or on or after August 15, 2007 at the redemption prices expressed as a percentage of the principal amount, plus accrued and unpaid interest as follows:

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

Debt issuance costs amounting to $16,254, with respect to the Senior Credit Facility and Notes, were capitalized and are being amortized into interest expense, using the effective interest method over the lives of the related debt instruments.

5.  Income Taxes

The Company completed the preparation of its Federal and State income tax returns for the year ended December 31, 2002 during the third quarter of fiscal 2003 and, as a result, had adjustments to its net operating loss carryforwards related to certain permanent tax differences.  The net operating loss carryforwards, which expire through 2022, amounted to $10.9 and $19.2 for Federal and state purposes.  As a result, the Company adjusted its Federal and state income tax provisions for the three and nine months ended September 30, 2003 to reflect these permanent differences.

6.  Related Party Transactions

The Company had the following related party transactions:

 (a) The Company incurred expenses related to certain aviation services during the three and nine months ended September 30, 2003, including expenses of $28 and $188, respectively, related to services provided by Image Aviation, LLC, a company owned by two of the Company’s stockholders who also are the Chief Executive Officer and President.

(b) The Company rents office space for 19 of its centers and its headquarters through rental agreements with Image Properties, L.L.C. (“Image”), a company owned by two of the Company’s shareholders who also are the Chief Executive Officer and President.  The rental agreements provide for rental payments in amounts ranging from $7 to $72 monthly.  The rental agreements typically are for ten-year terms, with five-year renewal options, and expire at various dates through 2012.  Rent expense for related party leases was $883 and $931 for the three months ended September 30, 2003 and 2002 and was $2,651 and $2,793 for the nine months ended September 30, 2003 and 2002.

(c) The Company makes advances to Image for building and leasehold improvements made on behalf of the Company.  The Company had related party receivables of $778 and $1,000 at September 30, 2003 and December 31, 2002, for costs incurred on behalf of Image.  The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.

7.  Commitments and Contingencies

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

8.  Stock Option Plan

In April 2003, the Company adopted an employee stock option plan (“2003 Stock Option Plan”) that provides for the issuance of incentive stock options and non-qualified stock options for the purchase of 16,999,999 shares of the Company’s common stock.  The 2003 Stock Option Plan was adopted with an effective date of January 1, 2003 and terminates ten years from the effective date, unless terminated sooner.  Options are exercisable in equal one-fifth installments on each of the first five grant date anniversaries and may be issued at a grant price at no less than fair market value on the date of grant.  Options were initially issued under the 2003 Stock Option Plan in July 2003.

The following table summarizes information about stock options issued during the three months ended September 30, 2003:

	Options	Exercise Price	Weighted Average Exercise Price
Outstanding, July 1, 2003	—	—	—

Granted	2,941,000	$1.00	$1.00
Forfeited	10,000	1.00	1.00
Cancelled	—	—	—

Outstanding, September 30, 2003	2,931,000	$1.00	$1.00

Exercisable, September 30, 2003	—

Shares available for future grants	14,068,999

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees.

The following table reflects pro forma net income as if the Company had elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

Three months ended September 30, 2003

Net income:

As reported	$4,346

Fair value based compensation cost, net of taxes	32

Pro forma	$4,314

The pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock options is amortized to expense over the vesting period and additional options my be granted in future years.

The weighted average fair value of options at their grant date during the nine months ended September 30, 2003, when the exercise price equaled the market price on the grant date, was $379.  The estimated fair value of stock options granted was calculated using the Black-Scholes option-pricing model.  The weighted average assumptions were as follows for the three months ended September 30, 2003:

Risk-free interest rate	2.77%

Expected dividend yield	0.0%
Expected lives (in years)	5

The Company used the minimum value method in determining the expected volatility of the common stock underlying the stock options.

9.  Consolidating Financial Statements

The following tables present consolidating financial information for the three months and nine months ended September 30, 2003 and 2002 for:  1) MQ Associates, Inc.; 2) MedQuest, Inc.; 3) the guarantors (on a combined basis) of MedQuest, Inc.’s notes (which represent all of MedQuest’s subsidiaries) and 4) all eliminating adjustments.  The consolidating financial statements presented reflect the legal entity compositions at the respective dates.  Separate financial statements of MedQuest, Inc., as issuer of the Notes, and the subsidiary guarantors are not presented because: 1) each subsidiary guarantor is 100% owned by MQ Associates, Inc., 2) all guarantees are full and unconditional, and 3) all guarantees are joint and several.

The senior credit facility, as amended, and the indenture governing the Notes impose certain restrictions on the Company, including restrictions on the ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior credit facility, as amended, requires the Company to maintain certain financial ratios.  The Company’s indebtedness under the senior credit facility, as amended, is collateralized by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQ Associates, Inc. and all of MedQuest’s domestic subsidiaries.

MQ ASSOCIATES, INC.

CONSOLIDATING BALANCE SHEETS

(in thousands, except share data)

(unaudited)

September 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—		2,829		$2,829
Patient receivables, net of allowance for doubtful accounts			58,810		58,810
Related party receivables			778		778
Other receivables			1,608		1,608
Prepaid expenses and other			3,338		3,338
Deferred income taxes			498		498
Total current assets			67,861		67,861

Property and equipment, net			80,098		80,098
Goodwill			33,222		33,222
Intangible assets, net			10,924		10,924
Intercompany receivable	10,799	36,427		(47,226)
Debt issuance costs, net		13,955			13,955
Other		1,945	815		2,760
Total assets	10,799	52,327	192,920	(47,226)	208,820
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			8,180		8,180
Accrued payroll and related taxes			7,134		7,134
Other accrued expenses		2,469	4,612		7,081
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,572		1,572
Total current liabilities		3,069	21,498		24,567

Intercompany payable	73,294	(199,140)	125,846
Long-term debt		237,599			237,599
Obligations under capital leases			2,891		2,891
Deferred income taxes			6,258		6,258
Total liabilities	$73,294	41,528	156,493		$271,315

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	$35,000				$35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	62,113				62,113
Accumulated deficit	(174,709)	10,799	36,427	(47,226)	(174,709)
Total stockholders’ deficit	(112,495)	10,799	36,427	(47,226)	(112,495)
Total liabilities and stockholders’ deficit	$10,799	52,327	195,294	(47,226)	$208,820

The accompanying notes are an integral part of the consolidated financial statements

MQ ASSOCIATES, INC.

CONSOLIDATING BALANCE SHEETS

(in thousands, except share data)

(unaudited)

December 31, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	794	2,436		$3,230
Patient receivables, net of allowance for doubtful accounts			46,157		46,157
Related party receivables			1,000		1,000
Income taxes receivable			2,676		2,676
Other receivables			965		965
Prepaid expenses and other			2,854		2,854
Deferred income taxes			498		498
Total current assets		794	56,586		57,380

Property and equipment, net			83,655		83,655
Goodwill			32,662		32,662
Intangible assets, net			7,268		7,268
Intercompany receivable	2,980	12,843		(15,823)
Debt issue costs		12,182			12,182
Other		2,901	2,378		5,279
Total assets	2,980	28,720	182,549	(15,823)	198,426
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			4,292		4,292
Accrued payroll and related taxes			6,547		6,547
Other accrued expenses		7,632	3,053		10,685
Current portion of obligations under capital leases			922		922
Total current liabilities		7,632	14,814		22,446

Intercompany payable	71,200	(217,105)	145,905
Long-term debt		235,213			235,213
Obligations under capital leases			2,729		2,729
Deferred income taxes			6,258		6,258
Total liabilities	$71,200	25,740	169,706		$266,646

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	$35,000				$35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	62,113				62,113
Accumulated deficit	(180,434)	2,980	12,843	(15,823)	(180,434)
Total stockholders’ deficit	(118,220)	2,980	12,843	(15,823)	(118,220)
Total liabilities and stockholders’ deficit	$2,980	28,720	182,549	(15,823)	$198,426

The accompanying notes are an integral part of the consolidated financial statements

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Three months ended September 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		63,803		$63,803
Costs and expenses
Operating expenses, excluding depreciation			27,305		27,305
Marketing, general and administrative expenses			19,416		19,416
Depreciation and amortization			6,739		6,739
Income from operations			10,343		10,343

Interest expense	758	5,358	64		6,180
Interest income			(6)		(6)
Income (loss) before provision for income taxes (benefit)	(758)	(5,358)	10,285		4,169
Provision for income taxes (benefit)			(177)		(177)
Equity in earnings of consolidated subsidiaries	5,104	10,462		(15,566)
Net income (loss)	$4,346	5,104	10,462	(15,566)	$4,346

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Three months ended September 30, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		52,689		$52,689
Costs and expenses
Operating expenses, excluding depreciation			23,255		23,255
Marketing, general and administrative expenses			15,572		15,572
Depreciation and amortization			6,002		6,002
Income from operations			7,860		7,860

Interest expense	834	2,805	10,822		14,461
Interest income			(11)		(11)
Income (loss) before provision for income taxes (benefit)	(834)	(2,805)	(2,951)		(6,590)
Provision for income taxes (benefit)			(2,636)		(2,636)
Equity in earnings of consolidated subsidiaries	(3,120)	(315)		3,435
Net income (loss)	$(3,954)	(3,120)	(315)	3,435	$(3,954)

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Nine months ended September 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		179,163		$179,163
Costs and expenses
Operating expenses, excluding depreciation			77,699		77,699
Marketing, general and administrative expenses			56,031		56,031
Depreciation and amortization			20,922		20,922
Income from operations			24,511		24,511

Interest expense	2,094	15,765	198		18,057
Interest income			(14)		(14)
Income (loss) before provision for income taxes	(2,094)	(15,765)	24,327		6,468
Provision for income taxes			743		743
Equity in earnings of consolidated subsidiaries	7,819	23,584		(31,403)
Net income (loss)	$5,725	7,819	23,584	(31,403)	$5,725

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Nine months ended September 30, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		149,120		$149,120
Costs and expenses
Operating expenses, excluding depreciation			64,774		64,774
Marketing, general and administrative expenses			45,033		45,033
Depreciation and amortization			16,973		16,973
Income from operations			22,340		22,340

Interest expense	1,201	2,805	16,612		20,618
Interest income			(82)		(82)
Income (loss) before provision for income taxes	(1,201)	(2,805)	5,810		1,804
Provision for income taxes			706		706
Minority interest in net income of consolidated subsidiaries			40		40
Equity in earnings of consolidated subsidiaries	2,259	5,064		(7,323)
Net income (loss)	$1,058	2,259	5,064	(7,323)	$1,058

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Nine months ended September 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$5,725	7,819	23,584	(31,403)	$5,725
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization			20,922		20,922
Amortization of bond discount		91			91
Amortization of debt issuance costs		1,205			1,205
Bad debt expense			7,246		7,246
Loss on disposal of property and equipment			85		85
Equity in earnings of consolidated subsidiaries	(8,277)	(24,042)		32,319
Changes in operating assets and liabilities
Patient receivables			(19,680)		(19,680)
Related party and other receivables			2,262		2,262
Intercompany receivable			(2,094)	2,094
Intercompany payable	2,094			(2,094)
Prepaid expenses and other current assets			(484)		(484)
Other assets			(531)		(531)
Accounts payable			3,888		3,888
Accrued payroll and related taxes			587		587
Other accrued expenses		2,469	(6,073)		(3,604)
Net cash and cash equivalents provided by (used in) operating activities		(12,000)	29,712		17,712
Cash flows from investing activities
Purchases of property and equipment			(14,566)		(14,566)
Acquisitions of businesses, net of cash acquired			(3,525)		(3,525)
Proceeds from sale of real estate			122		122
Proceeds from loan			88		88
Net cash and cash equivalents used in investing activities			(17,881)		(17,881)
Cash flows from financing activities
Payments on capital leases			(1,104)		(1,104)
Intercompany receivable	$—	(91,188)	(90,316)	181,504	$—
Intercompany payable	$—	90,316	91,188	(181,504)	$—
Payment of debt issuance costs		(2,978)			(2,978)
Proceeds from senior credit facility		31,188			31,188
Payments on senior credit facility		(87,188)			(87,188)
Proceeds from long-term debt		60,000			60,000
Payment on long-term debt		(150)			(150)
Net cash and cash equivalents used in financing activities			(232)		(232)

Net (decrease) increase in cash and cash equivalents		(12,000)	11,599		(401)

Cash and cash equivalents, beginning of period			3,230		3,230
Cash and cash equivalents, end of period		(12,000)	14,829		2,829

Supplemental disclosure of cash flow information
Cash paid for interest			22,517		22,517
Cash paid for taxes			299		299

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			5,525		5,525
Less deposit paid in prior year			(2,000)		(2,000)
			3,525		3,525

Equipment acquired through capital leases	$—		1,917		$1,917

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Nine months ended September 30, 2002

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,058	2,259	5,064	(7,323)	$1,058
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Depreciation and amortization			16,973		16,973
Amortization of bond discount		50			50
Amortization of debt issuance costs		192			192
Bad debt expense			5,303		5,303
Minority interest in income of consolidated subsidiaries			40		40
Gain on disposal of property and equipment			(73)		(73)
Equity in earnings of consolidated subsidiaries	(2,259)	(5,064)		7,323
Changes in operating assets and liabilities
Patient receivables			(15,831)		(15,831)
Intercompany payable	1,201			(1,201)
Intercompany receivable			(1,201)	1,201
Related party and other receivables			1,104		1,104
Prepaid expenses and other current assets			(977)		(977)
Other assets			(66)		(66)
Accounts payable			1,080		1,080
Accrued payroll and related taxes			(17)		(17)
Other accrued expenses		2,563	(2,564)		(1)
Net cash and cash equivalents provided by operating activities			8,835		8,835
Cash flows from investing activities
Purchases of property and equipment			(21,174)		(21,174)
Acquisitions of businesses, net of cash acquired			(12,091)		(12,091)
Proceeds from stockholders loan repayments	1,531				1,531
Intercompany payable	$(1,531)			1,531	$—
Intercompany receivable	$—		1,531	(1,531)	$—
Net cash and cash equivalents used in investing activities			(31,734)		(31,734)
Cash flows from financing activities
Proceeds from notes payable	1,835		17,073		18,908
Proceeds from line of credit	(2,350)				(2,350)
Payments on notes payable	(953)		(11,128)		(12,081)
Sale of preferred stock	35,000				35,000
Sale of common stock	72,100				72,100
Payment of debt issuance costs		(12,567)			(12,567)
Proceeds from senior credit facility		43,000			43,000
Redemption of preferred and common stock	(168,001)				(168,001)
Payment of stock issuance fees	(9,809)				(9,809
Proceeds from senior subordinated debt, net of bond discount		176,167			176,167
Repayment of notes and leases	(10,242)		(106,535)		(116,777)
Intercompany receivable	191,355	107,100	303,946	(602,401)
Intercompany payable	(108,935)	(311,920)	(181,546)	602,401
Payments on capital leases			(3,670)		(3,670)
Net cash and cash equivalents provided by financing activities		1,780	18,140		19,920
Net (decrease) increase in cash and cash equivalents		1,780	(4,759)		(2,979)

Cash and cash equivalents, beginning of period			5,391		5,391
Cash and cash equivalents, end of period		1,780	632		2,412

Supplemental disclosure of cash flow information
Cash paid for interest			17,728		17,728
Cash paid for taxes			1,770		1,770

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			12,091		12,091

Equipment acquired through capital leases			4,335		4,335
Issuance of note receivable in exchange for equipment	$—		400		$400

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

Overview

We are a leading independent operator of fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States.  We operate a network of 84 wholly owned centers in 13 states primarily throughout the southeastern and southwestern United States of America. For the nine months ended September 30, 2003, approximately 70.1% of the Company’s revenues were generated from magnetic resonance imaging (“MRI”) services and approximately 15.5% was from computed tomography (“CT”) services. The remainder of our revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, and mammography.

Our revenue is generated by providing patient services. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis.  For the nine months ended September 30, 2003, approximately 56.2% of net revenue came from commercial payors, 24.7% from government payors, 6.7% from workers compensation and 12.4% from other sources, including payments made directly by patients. Additionally, we have entered into purchase service agreements with physicians through which we provide diagnostic imaging services to a physician’s patients for a set fee which is paid by the physician, who then directly bills payors. These purchase service agreements represented approximately 7.0% of the Company’s net revenue for the nine months ended September 30, 2003, and were accounted for as payments by commercial payors, workers compensation and other sources.  We have over 160 different contracts with commercial payors, and no single commercial payor accounted for more than 5% of net revenue for the nine months ended September 30, 2003. Each of these contracts range from one to three years and are renegotiated either on the anniversary date or on an as needed basis. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

The principal components of operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, annual equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs, which include rental costs for mobile units and operating expenses for certain equipment. Operating costs excluding depreciation and amortization, as a percentage of net revenue, were  43.5% for the nine months ended September 30, 2002 as compared to 43.3% for the nine months ended September 30, 2003.

The principal components of our marketing, general and administrative (“MG&A”) expenses are compensation paid to center managers, marketing managers, billers, collectors and other administrative personnel, marketing costs, business development expenses, corporate overhead costs and bad debt expense.  MG&A costs, as a percentage of net revenue, have increased from 30.2% for nine months ended September 30, 2002 to 31.3% for the nine months ended September 30, 2003.  This increase was primarily the result of an increase in wage related expenses, bad debt expense and other general and administrative expenses.

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

Results of operations

The following table sets forth operating expenses, MG&A, depreciation and amortization, net interest expense and other expenses, and these amounts as a percentage of net revenue for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2003	%	2002	%	2003	%	2002	%

Net revenues from services	$63.8	100.0	$52.7	100.0	$179.1	100.0	$149.1	100.0
Operating expenses, excluding depreciation	27.3	42.8	23.2	44.0	77.6	43.3	64.8	43.5
Marketing, general and administrative expenses	19.4	30.4	15.6	29.6	56.0	31.3	45.0	30.2
Depreciation and amortization	6.8	10.7	6.0	11.4	20.9	11.7	17.0	11.4
Income from operations	10.3	16.1	7.9	15.0	24.5	13.7	22.3	14.9
Interest expense, net	6.2	9.7	14.5	27.5	18.1	10.1	20.5	13.7
Provision for income taxes	(0.2)	(0.3)	(2.6)	(4.9)	0.7	0.4	0.7	0.5

Net income	$4.3	6.7	$(4.0)	(7.6)	$5.7	3.2	$1.1	0.7

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net revenue was $63.8 million for the three months ended September 30, 2003, representing an increase of $11.1 million, or 21.1%, from revenues of $52.7 million for the three months ended September 30, 2002.  The increase was the result of growth in the number of scans performed at existing centers and an increase in the number of centers from 74 at September 30, 2002 to 83 at September 30, 2003.

Operating expenses, excluding depreciation and amortization, were $27.3 million for the three months ended September 30, 2003, representing an increase of $4.1 million, or 17.7%, as compared to $23.2 million for the three months ended September 30, 2002.  Operating expenses, excluding depreciation and amortization, as a percentage of net revenues decreased to 42.8% for the three months ended September 30, 2003, as compared to 44.0% for the three months ended September 30, 2002.  The decrease, as a percentage of net revenues, was primarily the result of a decrease in repair and maintenance and equipment rental expenses.

Repair and maintenance expenses decreased, as a percentage of net revenues, as a result of a contract entered into with Philips Medical Systems North America in January 2003, which linked the level of repair and maintenance expenses to an operating factor.  Equipment rental expenses decreased as a result of the treatment as capital leases of certain leases entered into during 2003 and a reduction in the number of mobile units under lease in service in 2003 as compared to 2002.  There were also slight decreases, as a percentage of net revenues, in building costs and compensation costs for radiologists, technologists and transcriptionists for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, however, these decreases were substantially offset by slight increases in operating supplies, insurance and other operating expenses.

MG&A expenses were $19.4 million for the three months ended September 30, 2003, representing an increase of $3.8 million, or 24.4%, as compared to $15.6 million the three months ended September 30, 2002.  MG&A expenses, as a percentage of net revenues were 30.4% for the three months ended September 30, 2003, as compared to 29.6% for the three months ended September 30, 2002.  The increase, as a percentage of net revenues, from the three months ended September 30, 2002 to the three months ended September 30, 2003, was primarily the result of an increase in legal expenses incurred in relation to the class action lawsuit filed against us in February 2003.  There were also slight increases in bad debt expenses, travel expenses and wages and related expenses for the three months ended September 30, 2003, however, these increases were partially offset by decreases in marketing expenses.

Depreciation and amortization, was $6.8 million, or 10.7% of net revenues, for the three months ended September 30, 2003 as compared to $6.0 million, or 11.4% of net revenues, for the three months ended September 30, 2002.  This decrease as a percentage of net revenues was primarily due to the higher amount of depreciable assets associated with the addition of 9 new centers between September 30, 2002 and September 30, 2003.  Depreciable assets at September 30, 2003 amounted to $168.7 million as compared to $139.2 million at September 30, 2002.

Interest expense, net, decreased to $6.2 million for the three months ended September 30, 2003 from $14.5 million for the three months ended September 30, 2002.  Interest expense, net, decreased primarily due to the absence of prepayment penalties that were incurred in the third quarter of fiscal 2002 in relation to the recapitalization transaction in August 2002.

Income taxes were $(0.2) million for the three months ended September 30, 2003, as compared to $(2.6) million for the three months ended September 30, 2002.  The effective tax rate was (4.2%) for the three months ended September 30, 2003 as compared to (40.0%) for the three months ended September 30, 2002.  This decrease was primarily the result of an adjustment to our net operating loss carryforwards related to certain permanent tax differences based upon filed income tax returns for the year ended December 31, 2002.  Income taxes are provided for on an interim basis using an approximate tax rate of 40.0%, which represents our effective tax rate.  There were Federal and State net operating loss carryforwards amounting to approximately $10.9 million and $19.2 million at September 30, 2003.

As a result of the foregoing factors, we had net income of $4.3 million for the three months ended September 30, 2003, as compared to net loss of $4.0 million for the three months ended September 30, 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net revenue was $179.1 million for the nine months ended September 30, 2003, representing an increase of $30.0 million, or 20.1%, from revenues of $149.1 million for the nine months ended September 30, 2002.  The increase was the result of an increase in the number of scans performed at existing centers, an increase in the number of centers from 74 at September 30, 2002 to 83 at September 30, 2003 and an increase of 1.7% in average price per scan for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  The increase in average price per scan was primarily the result of an increase in the Medicare reimbursement rate in March 2003.

Operating expenses, excluding depreciation and amortization, were $77.6 million for the nine months ended September 30, 2003, representing an increase of $12.8 million, or 19.8%, as compared to $64.8 million for the nine months ended September 30, 2002.  Operating expenses, excluding depreciation and amortization, as a percentage of net revenues decreased to 43.3% for the nine months ended September 30, 2003, as compared to 43.5% for the nine months ended September 30, 2002.  This small percentage decrease was primarily the result of a decrease in repair and maintenance and equipment rental expenses which was substantially offset by an increase in compensation costs for radiologists, technologists and transcriptionists, and insurance expenses for the nine months ended September 30, 2003.  There were also slight increases in other operating expenses for the nine months ended September 30, 2003, however, these increases were substantially offset by decreases in operating supplies and building costs.

Repair and maintenance expenses decreased as a result of a contract entered into with Philips Medical Systems North America in January 2003, which linked the level of repair and maintenance expenses to an operating factor.  Equipment rental expenses decreased as a result of the treatment as capital leases of certain leases entered into during 2003 and a reduction in the number of mobile units under lease in service in 2003 as compared to 2002.  Compensation costs for radiologists, technologists and transcriptionists increased due to an increased level of demand in the industry for these types of professionals.

MG&A expenses were $56.0 million for the nine months ended September 30, 2003, representing an increase of $11.0 million, or 24.4%, as compared to $45.0 million the nine months ended September 30, 2002.  MG&A expenses, as a percentage of net revenues were 31.3% for the nine months ended September 30, 2003, as compared to 30.2% for the nine months ended September 30, 2002.  The increase from the nine months ended September 30, 2002 to the nine months ended September 30, 2003, was primarily the result of the addition of certain middle management and other support level employees in the areas of finance, compliance, operations and information technology.  These employees were added to address a need for an increased level of MG&A support as a result of future anticipated revenue growth.  The increase was also the result of an increase in bad debt expenses.  There were also slight increases in other general and administrative expenses and travel expenses for the nine months ended September 30, 2003 which were substantially offset by decreases in marketing expenses and other income and expense.

Depreciation and amortization, was $20.9 million, or 11.7% of net revenues, for the nine months ended September 30, 2003 as compared to $17.0 million, or 11.4% of net revenues, for the nine months ended September 30, 2002.  This increase, as a percentage of net revenues, was primarily due to the higher amount of depreciable assets associated with the addition of 9 new centers between September 30, 2002 and September 30, 2003.  Depreciable assets at September 30, 2003 amounted to $168.7 million as compared to $139.2 million at September 30, 2002.

Interest expense, net, decreased to $18.1 million for the nine months ended September 30, 2003 from $20.5 million for the nine months ended September 30, 2002.  Interest expense, net, decreased primarily due to the absence of prepayment penalties that were incurred in the third quarter of fiscal 2002 in relation to the recapitalization transaction in August 2002.

Income taxes were $0.7 million for the nine months ended September 30, 2003 and 2002.  The effective tax rate was 11.5% for the nine months ended September 30, 2003 as compared to 39.1% for the nine months ended September 30, 2002.  This decrease was primarily the result of an adjustment to our net operating loss carryforwards related to certain permanent tax differences based upon filed income tax returns for the year ended December 31, 2002.  Income taxes are provided for on an interim basis using an approximate tax rate of 40%, which represents our effective tax rate.  There were Federal and State net operating loss carryforwards amounting to approximately $10.9 million and $19.2 million at September 30, 2003.

As a result of the foregoing factors, we had net income of $5.7 million for the nine months ended September 30, 2003, as compared to net income of $1.1 million for the nine months ended September 30, 2002.

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

Net cash provided by operating activities was $17.7 million for the nine months ended September 30, 2003, representing an increase of $8.9 million from $8.8 million for the nine months ended September 30, 2002.  The increase resulted primarily from an absence of prepayment penalties in relation to the recapitalization transaction in August 2002, utilization of net operating loss carryforwards and increased net earnings.

Net cash used in investing activities was $17.9 million for the nine months ended September 30, 2003, representing a decrease of $13.8 million from $31.7 million for the nine months ended September 30, 2002.  This decrease is primarily the result of a reduction in capital expenditures in 2003, as budgeted, as compared to actual capital expenditures for 2002.  Capital expenditures were $52.8 million for the year ended December 31, 2002 as compared to budgeted capital expenditures of $30.0 to $35.0 million for the year ending December 31, 2003.

Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2003, representing a decrease of $20.1 million from $19.9 million provided by financing activities for the nine months ended September 30, 2002.  The decrease resulted primarily from a reduction in the level of financing used for acquisitions and de novo center openings during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

In September 2003, the Company amended its senior credit facility to allow for borrowings not to exceed $60,000 under a Tranche B term facility.  Concurrent with the amendment of the senior credit facility, the Company also borrowed $60,000 under the Tranche B term facility and applied the net proceeds against borrowings outstanding under our revolving credit facility.

At September 30, 2003, we had $242.7 million of indebtedness outstanding, as compared to $238.9 million at December 31, 2002.  Our indebtedness at September 30, 2003 primarily consisted of $180 million due under our 11 7/8% notes and $59.9 million due under our Tranche B term loan.  At September 30, 2003, we would have been able to borrow an additional $78.7 million (after giving effect to $1.3 million in outstanding letters of credit) under our revolving credit facility to fund our working capital requirements and future acquisitions.

Borrowings under the revolving credit facility accrue interest, at the option of MedQuest, as borrower, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.

The revolving credit facility also provides for a commitment fee equal to 1/2 of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon our consolidated leverage ratio, as defined in the revolving credit facility.

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum.  Borrowings at September 30, 2003 are based upon the Eurodollar rate (1.18% at September 30, 2003) and amounted to $59.9 at September 30, 2003.

The notes bear interest at the rate of 11 7/8% per annum.  Interest on the notes is payable semi-annually on each February 15 and August 15.  The notes mature on August 15, 2012.  In February 2003, MedQuest registered an identical series of notes with the Securities and Exchange Commission and subsequently exchanged the unregistered $180 million principal amount notes for registered notes.

The revolving credit facility, Tranche B term facility (collectively “senior credit facility”) and the indenture governing the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to maintain certain financial ratios. We were in compliance with all covenants under the senior credit facility at September 30, 2003.  Our indebtedness under the senior credit facility is collateralized by substantially all of our assets, including our inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and guaranteed by all of our domestic subsidiaries.  The notes are senior subordinated unsecured obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates, Inc. and each of MedQuest’s subsidiaries.

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. We have not accreted the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of September 30, 2003.

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

The following table sets forth the contractual obligations under our long-term debt and other material contractual commitments, including capital lease obligations and non-cancelable operating leases as of September 30, 2003 (in millions):

		Payment due by period
Contractual Obligations (in millions)	Total	Less than 1 year	1-3 years	4-5 years	5 years or longer

Long-term debt obligations, excluding interest	$236.3	$0.6	$1.8	$57.5	$176.4
Capital lease obligations	3.7	0.9	1.8	1.0	—
Operating lease obligations(a)	97.6	19.6	33.9	27.1	17.0
Purchase obligations(b)	17.0	1.7	14.8	0.5	—

Total contractual obligations	$354.6	$22.8	$52.3	$86.1	$193.4

(a)  Primarily consists of real estate leases.

(b) Does not reflect payments under the Philips service contract which we entered into in January 2003.  The obligations related to this service contract will total $42.0, and the payments due by period will be $8.4 for payments due in less than 1 year, $16.8 for payments due in 1-3 years, $16.8 for payments due in 4-5 years and no payments due in 5 years or longer

Capital expenditures

We incur capital expenditures for the purposes of:

•      purchasing new equipment and incurring leasehold improvements for de novo centers;

•      acquiring the assets of existing centers;

•      upgrading existing equipment to increase volume and/or quality; and

•      replacing less advanced equipment.

Capital expenditures (excluding acquisitions) totaled $14.6 million for the nine months ended September 30, 2003, and $21.2 million for the nine months ended September 30, 2002.  Capital expenditures related to acquisitions amounted to $5.5 million for the nine months ended September 30, 2003, including a $2.0 million deposit paid in 2002, compared to $12.1 million for the nine months ended September 30, 2002.  Capital expenditures, in the aggregate, amounted to $20.1 million for the nine months ended September 30, 2003 as compared to $33.3 million for the nine months ended September 30, 2002.

We believe that capital expenditures will range between $30.0 and $35.0 million for the year ending December 31, 2003.  However, the amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

We are currently developing and implementing our Radiology Information System (“RIS”) which has been designed to improve upon our existing billing procedures and patient management capabilities.  We spent $1.1 million during 2002 on RIS and anticipate spending an additional $0.3 million in 2003.  We plan to complete the roll-out of RIS in the first quarter of 2004 and do not anticipate that the additional expenditures will exceed $0.3 million.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses when a company should include in its financial statements the assets and liabilities of unconsolidated variable interest entities. FIN 46 is effective for all variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date. FIN 46 is effective: 1) for fiscal years or interim periods beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, and 2) immediately for variable interest entities acquired after February 1, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

	Maturity dates
Long-term debt	2004	2005	2006	2007	2008	2009	2012	Total	Fair Value

Fixed rate	—	—	—	—	—	—	$132.5	$132.5	$137.2
Average interest rate	—	—	—	—	—	—	11.875%	11.875%	10.94%
Variable rate	$0.6	$0.6	$0.6	$0.6	$28.8	$28.7	$47.5	$107.4	$107.4
Average interest rate	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	7.70%	6.00%	6.00%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the notes. The agreement requires us to pay interest at a variable rate based on nine-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument has been accounted for as a fair value hedge of the fair market value of the notes and was 100% effective for the nine months ended June 30, 2003.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the notes.  The fair market value of this derivative instrument was $1.9 million at September 30, 2003 and has been presented as a component of Other Assets in the consolidated balance sheet at September 30, 2003.

Item 4.  Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q, the chief executive officer and chief financial officer (collectively, the “certifying officers”) of MQ Associates, Inc. (the “Company”) evaluated the effectiveness of the Company’s disclosure controls and procedures.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

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

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description of Exhibits

10.1

Amended and Restated  Credit Agreement among MQ Associates, MedQuest, Inc., as Borrower, the Several Lenders from time to time parties hereto, JPMorgan Chase Bank, as Syndication Agent and Wachovia Bank, National Association, as Documentation Agent and Administrative Agent dated as of September 3, 2003.

31.1	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The registrant filed the following Current Report on Form 8-K during the third quarter of 2003:

(1) Report dated August 14, 2003, announcing the registrant’s earnings for the quarters and six months ended June 30, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MQ ASSOCIATES, INC.

Date: November 7, 2003	By:	/s/ Gene Venesky
Gene Venesky
Chairman and Chief Executive Officer

Date: November 7, 2003	By:	/s/ Thomas C. Gentry
Thomas C. Gentry
Chief Financial Officer