Form 10-K
period 2003-12-31
MQ ASSOCIATES INC
filed 2004-03-29
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

At March 25, 2004, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.  At March 25, 2004, the market value of the common equity of MQ Associates, Inc. held by non-affiliates was zero.

7 DOCUMENTS INCORPORATED BY REFERENCE:         None

MQ Associates, Inc.

Form 10-K

PART I

Item 1.                                         Business

In this report, “we,” “us” and “our” refer to MQ Associates, Inc. and its subsidiaries, and “MQ Associates” refers to MQ Associates, Inc.

General

We are a leading operator of independent, fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States.  MedQuest, Inc. is a wholly-owned subsidiary of MQ Associates and MQ Associates directly or indirectly owns 100% of the capital stock of each of the operating subsidiaries, except for a joint venture in which MQ Associates indirectly owns 50% of the outstanding membership units.  MQ Associates has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest, Inc.

Our centers provide diagnostic imaging services using a variety of technologies including magnetic resonance imaging (MRI), computed tomography (CT), nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound and mammography. We currently operate a network of 89 centers in 13 states primarily throughout the southeastern and southwestern United States. Of our centers, 22 are multi-modality (MRI, CT and other technologies), 34 are dual modality (MRI and CT) and 33 are MRI only.

We believe that a key driver of our success is providing high quality service to referring physicians, patients and payors.

•                  We serve our referring physicians’ interests by providing them with: (i) convenient scheduling for their patients, (ii) fast turnaround times for procedure results, (iii) high quality images, and (iv) skilled and accessible radiologists.

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

We focus on developing relationships with referring physicians to increase patient volume and enable us to identify and respond quickly to local market needs. We also provide extended hours and extended days of operation to meet patient volume without significant delay. Our policy is to provide image turnaround and supporting radiologist reports within one business day after a procedure is performed.

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

Growing our existing centers. We generate attractive same center growth within our existing centers. We do so by extending hours and days of operation, adding modalities (progressing from MRI only to MRI and CT to multi-modality centers) and increasing imaging capacity through equipment upgrades and additional machines to meet the needs of our local markets. We also increase the performance of our centers through our focus on improving customer service and by implementing local sales and marketing programs to expand our referral sources.

Expanding our network. We expand our network of centers through de novo development and acquisitions, using a disciplined approach for evaluating and entering new geographic markets. We perform extensive due diligence before developing a de novo center or acquiring an existing center, including surveying local referral sources and radiologists, as well as, examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We only enter markets where: (i) there is sufficient patient demand for outpatient diagnostic imaging services, (ii) we believe we can gain sufficient market share, (iii) we can build key local referral relationships, and (iv) payors are receptive to our entry into the market.

The 2002 recapitalization transaction

On August 15, 2002, we consummated a recapitalization transaction pursuant to an agreement dated July 16, 2002, as amended on August 8, 2002, among MQ Associates, its then existing stockholders and MQ Investment Holdings, LLC, which was a newly formed Delaware limited liability company, managed by a board of directors comprised of certain individual principals of J.P. Morgan Partners, LLC. The total consideration paid in the recapitalization was valued at $365.1 million, including transaction costs. As a result of the recapitalization, approximately 70.0% of the total capital stock of MQ Associates is owned by MQ Investment Holdings, LLC and approximately 30.0% of the total capital stock of MQ Associates is owned by the management stockholders, in each case, on a fully diluted basis. In connection with the recapitalization, the following transactions occurred:

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

•                                          MedQuest, Inc., as borrower, entered into an $80.0 million senior credit facility and issued $180.0 million of 11 7/8% senior subordinated notes to fund a portion of the recapitalization; and

•                                          MQ Associates and all of the subsidiaries of MedQuest, Inc. became guarantors under the senior credit facility and the indenture governing the senior subordinated notes.

The senior credit facility was amended in September 2003 to allow for borrowings up to $60.0 million under a Tranche B term loan facility.

Company History

We were founded in 1993 by Gene Venesky, our Chief Executive Officer, and John K. Luke, our President, to provide high quality, fixed-site outpatient single and multi-modality diagnostic imaging services through both developing de novo centers and acquiring and integrating centers. We grew to 10 centers by the end of 1997, as we implemented and refined our business model. Since that time, we have selectively expanded our business, opening 48 de novo centers and acquiring and integrating 31 centers from 1998 to date. Our acquisitions have each generally consisted of one to three centers.

Facilities and equipment

We segregate our centers into three categories: (i) 22 centers that provide MRI, CT and other services (“multi-modality”), (ii) 34 centers that provide MRI and CT services (“dual-modality”) and (iii) 33 centers that provide MRI services only (“MRI only”). We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing machines through upgrades, adding machines and adding new modalities such as nuclear medicine, ultrasound and mammography. Additionally, we have 8 full-time equivalent mobile MRI machines which we use to conduct market testing, justify demand in CON states or to supplement capacity at our centers from time to time on an as needed basis.

Our centers operate 316 diagnostic imaging machines, of which we own 95.6%. Of these 316 machines, 93 are MRI machines, 61 are CT machines and 162 are other types of diagnostic imaging machines, including nuclear medicine, x-ray, fluoroscopy, ultrasound and mammography. In recent years, we have made a significant investment in new diagnostic imaging machines and equipment upgrades. As a result, the average age of our MRI machines is 3.4 years, as compared with the estimated useful life of seven years (excluding any upgrades which may extend the useful life), and the average age of our CT machines is 2.7 years as compared with the estimated useful life of seven years. This investment has enabled us to provide our patients with the latest imaging technology and invest a low percentage of our capital expenditures in equipment maintenance. Of the $32.6 million of our total capital expenditures for the year ended December 31, 2003, we invested approximately 19.9% in equipment replacement, 58.9% in de novo centers and expansions and 21.2% in acquisitions of centers.

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

Personnel

As of December 31, 2003, we had 1,461 employees, of which approximately 72 are employed at our headquarters and the remainder are employed at our diagnostic imaging centers. None of our employees are represented by a labor organization, and we are not aware of any activity seeking such organization. We believe that our relationship with our employees is good. Approximately 205 radiologists read scans for our network of centers on either a full or part-time basis. Of these, 15 are employed by us and the remainder are independent contractors. Occasionally, in order to meet increased volume growth, vacation schedules, retirements or other unexpected events, we contract with independent radiologist physician practice groups to provide interim radiology services for our centers.

Systems

We have invested considerable resources towards upgrading our patient administration and billing systems with an overall plan of migrating to a fully integrated system by the end of fiscal 2005.  Our plan envisions an integrated system that will allow for data input at various stages (patient scheduling, contact information, insurance information, billing, collections, etc.), with reporting and management information system capabilities.

We initiated this plan in fiscal 2001, with the implementation of a Wide Area Network (“WAN”).  The WAN provides a base structure that allows for the transmission of data and images on a proprietary network and marked the beginning of a transition from a film-based environment to an image-based environment for our MRI and CT modalities.

We also initiated development of the Radiology Information System (“RIS”) in fiscal 2001.  During fiscal 2001, 2002 and 2003, we were engaged in the development of the RIS, through the use of third-party and internal software developers, and spent $0.6 million, $1.1 million and $0.4 million, respectively, in relation to this development.  During fiscal 2003, we successfully implemented certain phases of the RIS into a number of centers within our network.

As part of our ongoing evaluation process, we identified in fiscal 2003 certain third-party software packages that could be used to complete our RIS project in a more cost and time effective manner.  As a result, during the fourth quarter of fiscal 2003, we elected to implement certain third-party software in place of developing like systems under the RIS framework.  We spent $0.5 million in fiscal 2003 for these software packages.

We anticipate completion of a roll-out of the billing phase of our fully integrated system by the third quarter of fiscal 2004, with roll-out of the remaining phases of the system to be completed no later than the end of fiscal 2005.  We have budgeted $0.9 million for the year ending December 31, 2004 related to this implementation.

Roll-out of a fully integrated patient administration and billing system is dependent on (1) our ability to successfully complete development of the RIS system, and (2) suppliers of, among other things, bandwidth and the software and hardware elements of the systems. If we are unable to successfully implement and integrate this system, we could experience substantial delays in collection of net revenues.

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

Payors

Our revenue is generated by providing patient services at our diagnostic imaging centers. Patient services revenue is earned from services billed directly to patients or third-party payors (generally Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis. The following table illustrates our payor mix based on net revenue for the year ended December 31, 2003:

Payor type

Commercial		56.0%
Government:		24.3%
Medicare	18.8%
Medicaid/Other	5.5%
Workers Compensation		6.5%
Other(1)		13.2%

                                                (1)  Includes co-payments and direct payments by patients.

Our eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s insurance carrier (primarily if the insurance is a managed care organization). We have over 160 different contracts with commercial payors, and no one commercial payor accounted for more than 5.0% of our net revenue during the year ended December 31, 2003. These contracts, which describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide, enable us to serve patients with insurance coverage through their applicable commercial payors. Each of our center managers is responsible for billing our payors in accordance with the terms of these contracts and with our corporate policies.

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

Suppliers

Several substantial companies are presently engaged in the manufacture of MRI (including Open MRI), CT and other diagnostic imaging equipment, including Philips Medical Systems, Inc., Siemens Medical Systems, Inc., GE Medical Systems, Inc., Hitachi Medical Systems America, Inc. and Toshiba American Medical. We purchase contrast agents, which are used in some of our procedures, and film from SourceOne or other distributors.  The majority of the contrast agents and film are manufactured by Berlex Laboratories, Inc., Bracco Diagnostics, Inc, and Eastman Kodak Company.  Most of our equipment is serviced through equipment servicing contracts with Philips and Hitachi as described below. We believe that we have good working relationships with all of our major suppliers.

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

Insurance

We may be subject to professional liability claims including, without limitation, for improper use or malfunction of our diagnostic imaging equipment. We maintain insurance policies with coverage that we believe is appropriate in light of the risks attendant to our business and consistent with industry practice. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all.

We maintain general liability, professional liability and umbrella coverage in commercially reasonable amounts. As of December 31, 2003, our aggregate policy limits for these insurance policies were $2.0 million, $3.0 million and $20.0 million, respectively. Additionally, we maintain workers’ compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state’s specific requirements. We have not assumed any material liabilities, known or unknown, of any of the centers we have acquired. However, claims may be asserted against us for events that occurred prior to our acquiring these acquisitions.

The radiologists at our centers may from time to time be subject to malpractice claims. To protect against possible professional liability, we maintain professional liability insurance. We also require all affiliated radiologists to obtain their own malpractice insurance policies at appropriate levels. Nevertheless, claims, suits or complaints relating to services provided by the radiologists at our centers may be asserted against us in the future, including malpractice.

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

Hospitals and Clinics.  Hospitals provide inpatient and outpatient diagnostic imaging services, typically on site. These inpatient and outpatient centers are owned and operated by the hospital/clinic and are primarily used by patients of the hospital or clinic. The hospital or clinic bills third-party payors, such as health insurers, Medicare or Medicaid.

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

Increasing number of applications.  The use of imaging modalities such as MRI and CT has increased rapidly in recent years as these technologies enable physicians in a wide variety of specialties, including orthopedics, neurology, cardiology and internal medicine, to diagnose an increasing number of diseases and injuries quickly and accurately without exploratory surgery or other invasive procedures. For instance, whereas MRI has traditionally been used primarily for imaging of the spine, brain and bones, physicians are now utilizing MRI equipment to examine blockages in coronary arteries, a procedure that previously required exploratory surgery. Similarly, new CT applications include advanced chest and abdominal imaging.

Favorable demographic trends.  According to the United States Census Bureau, the number of people in the United States over the age of 65 should more than double from its level of 35.1 million in 2000 to 70.3 million by 2030. Also, in the next ten years the most dramatic change in the demographic mix by age range should be in the 55 to 65 year-old age range. Utilization of diagnostic imaging services increases with age; therefore we believe the aging population and associated demographic trends should drive increased procedure volume. We believe that on average an individual in the 55 to 65 year-old range utilizes approximately 1.5 imaging procedures per year and an individual in the 65 and older age range utilizes approximately 2.5 imaging procedures per year, compared to individuals in the 25 to 35 age range who utilize approximately 0.5 imaging procedures per year.

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

Certificates of need.  The laws of some of the states in which we operate limit our ability to acquire new diagnostic imaging equipment or expand or replace our existing equipment at diagnostic imaging centers because these states require a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items including diagnostic imaging systems or provision of diagnostic imaging services by us or by those parties for whom we manage facilities. Five of the 13 states in which we operate require a CON and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these CONs are available in a given state. If we are unable to obtain the applicable CONs or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

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

Our ability to obtain a CON (or exemption there from) in a particular state is not a definitive guarantee that our operations under the applicable CON law will be unchallenged. One or more parties may challenge our CON (or exemption there from) from time to time. While such challenges could be raised on a number of issues, they generally would be based upon the application or interpretation of certain financial formulae contained within the applicable CON statute and either: (i) our adherence to that formulae in the submission of our CON (or exemption there from) application or (ii) the applicable state agency’s interpretation or application of the CON statute in its review of our application. If we are unable to succeed against challenges to our CONs (or exemptions there from), we may be limited or precluded from continuing our operations in the relevant jurisdictions.

Fee-splitting; corporate practice of medicine.  The laws of many states in which we maintain facilities prohibit unlicensed persons or business entities, including corporations, from employing physicians or engaging in certain financial arrangements, such as splitting professional fees between physicians and non-physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. We structure our relationships with these radiologists in a manner that we believe does not constitute the practice of medicine by us.  Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state laws, and believe our current arrangements substantially comply with applicable laws, we cannot assure you that government officials charged with responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

Medicare and Medicaid reimbursement programs.  Our revenue is derived through our ownership, operation and management of diagnostic imaging centers. During the year ended December 31, 2003, approximately 24.3% of our net revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid).

Medicare.  The Medicare program is a social health insurance program that provides health care to Americans who either are sixty-five years of age or older or have certain qualifying conditions.  There are three separate “Parts” to the Medicare program, with the services that we provide being reimbursed under Part B, which covers physician, outpatient ambulatory and ancillary services, such as diagnostic imaging services.

Under prior Medicare policy, imaging centers generally participated in the Medicare program as either medical groups or, subject to the discretion of individual Medicare carriers, independent physiological laboratories. However, in 1997, the Centers for Medicare and Medicaid Services (“CMS”)

created a new Medicare enrollment category entitled “Independent Diagnostic Treatment Facilities” (“IDTFs”). CMS has created one exception to IDTF enrollment, which applies to radiology group practices. While we generally have enrolled our imaging centers with the Medicare program as IDTFs, some of our centers are enrolled as radiology group practices.

The physician fee schedule is a statutory formula pursuant to which the Department of Health and Human Services assigns relative values to covered medical procedures based on the specific procedure’s ranking relative to the other procedures on the scale. The physician fee schedule is subject to annual updates which adjust the rates payable per procedure for inflation, subject to an adjustment that assures projected spending for the year meets allowed spending for that year. In 2001, the Medicare program announced a reduction in virtually all services reimbursed under the Medicare physician fee schedule (including the diagnostic imaging services we provide), resulting in an approximately 11.0% reduction in 2002 for the services that we render.  Fee reimbursements were increased by 1.6% in February 2003 for procedures performed on or after March 1, 2003 and were subsequently increased by 4.5% effective January 1, 2004.  Medicare reimbursement represented 18.8% of our net revenue for the year ended December 31, 2003.

Medicaid.  The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state although both the federal government and many states are currently considering significantly reducing Medicaid funding. In most states in which we operate, Medicaid reimbursement for diagnostic imaging services is lower than the reimbursement rates paid by other payors (including the Medicare program), and some states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In two states in which we operate, the state Medicaid agencies have refused to authorize entities organized as free-standing diagnostic imaging centers to enroll in the Medicaid program. Medicaid represented 5.5% of our net revenue for the year ended December 31, 2003.

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

The Office of Inspector General at the Department of Health and Human Services has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute, provided all applicable criteria are met.  The failure to meet all of the applicable safe harbor criteria does not mean, however, that the particular arrangements violate the anti-kickback statute.  We have a variety of physician arrangements and, although we do not believe that these agreements violate the law, we cannot assure you that regulatory authorities will not determine otherwise or that all of our arrangements meet all of the applicable safe harbor criteria, especially as enforcement of this law historically has been a high priority for the federal government.  Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

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

On January 4, 2001, the Health Care Financing Administration, Department of Health and Human Services, now known as the Centers for Medicare and Medicaid Services (“CMS”), published final Phase I regulations to implement the Stark Law. Under these final regulations, radiology and certain other imaging services are included in the designated health services subject to the self-referral prohibition. Under the final regulations, such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, computerized axial tomography, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The final regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasonic procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, non-radiological medical procedures; (iii) nuclear medicine procedures; and (iv) “invasive” or “interventional” radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

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

Although, we believe that we have structured our acquisitions of the assets of existing practices and our service agreements for management and administrative services so as to not violate the Stark Law and regulations, a determination of liability under the Stark law could have an adverse effect on our business, financial condition and results of operations.

Federal False Claims Act.  The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages sustained by the federal government.

In February 2003, we received a request for documents from the United States Department of Justice regarding our billing and other practices.  While we believe that we are in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, we could be subject to fines and penalties and could be excluded from government reimbursement programs.  Any such result could have a material adverse effect on our financial position and results of operations.

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

In February 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against us, our subsidiaries, officers and directors, as well as various physician groups that conduct business with us (“Class Action”).  The Class Action raises questions concerning the legality of the purchase service agreements under the Georgia Patient Self-Referral Act of 1993 (the “Georgia Act”).  In the fourth quarter of fiscal 2003, the original assigned judge recused herself due to a conflict of interest and a new judge was assigned.  Due to the continuing preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss.  However, we believe that these agreements neither violate the Georgia Act nor are improper under Georgia law and will vigorously defend the Class Action.  However, we can give no assurances of the ultimate impact on our financial position or results of operations.

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996.  The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. Although the Department of Health and Human Services issued proposed rules in 1998 concerning the security standards, final rules were not adopted until February 20, 2003.  The security standards contained in the final rules do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, healthcare clearinghouses and healthcare providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability.

With respect to the privacy standards, the Department of Health and Human Services published final rules in December of 2000. However, on August 14, 2002, the Department of Health and Human Services published final modifications to the privacy standards. The final modifications eliminated the need for patient consent when the protected health information is disclosed for treatment payment issues or health care operations. In addition, the final modifications clarified the requirements related to authorizations, marketing and minimum necessary disclosures of information. All healthcare providers were required to be compliant with the new federal privacy requirements no later than April 14, 2003.  We were compliant with this federal privacy requirement as of April 14, 2003.

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

HIPAA also required the Department of Health and Human Services to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension.  We were compliant with these electronic transaction standards as of October 2003.

Compliance program.  We have a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. Our program also monitors compliance with our Corporate Compliance Plan, which details our standards for: (1) business ethics, (2) compliance with applicable federal, state and local laws, (3) business conduct, and (4) quality of service.  An important part of our compliance program consists of conducting periodic audits of various aspects of our operations. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program. We believe that our compliance program has been structured in light of the guidance provided by the Office of Inspector General of the U.S. Department of Health and Human Services.

Internal Audit.  We organized our internal audit function during the fourth quarter of fiscal 2003.  This group has commenced the development of an internal audit function focused on monitoring compliance with our policies and procedures, including those related to billing and collections.  The internal audit function is being developed within the framework dictated by the Institute of Internal

Auditor’s Standards for the Professional Practice of Internal Auditing and other relevant professional standards.

Item 2.                                         Properties

We lease approximately 50,000 square feet of space in Alpharetta, Georgia for our executive and principal administrative offices. As of December 31, 2003, we operated 85 centers in 13 states as described in the following table:

State	Percentage of total revenues for the year ended December 31, 2003	Total number of centers		Number of de novo centers	Number of acquired centers

Georgia*	20.5%	21		15	6
South Carolina*	14.9%	13		7	6
North Carolina*	23.5%	12	(1)	5	7
Arizona	13.5%	7		2	5
Florida	4.4%	6		4	2
Missouri	2.6%	6		4	2
Alabama	3.7%	4		3	1
Tennessee*	4.7%	4		1	3
Virginia*	4.1%	4		0	4
Texas	3.5%	4		3	1
Wisconsin	0.9%	2		1	1
New Mexico	3.0%	1		0	1
Illinois	0.7%	1		0	1
	100.0%	85		45	40

*                                         Indicates state where certificate of need is required.

(1)  Includes a joint venture, in which we own 50% of the outstanding membership interests.

As of December 31, 2003, we owned one and leased 84 of the properties upon which our 85 centers were located.  We lease certain of our properties from related parties (See Item 13).

Item 3.                                         Legal proceedings

We are engaged from time to time in the defense of lawsuits and administrative proceedings arising in the ordinary course and conduct of our business and have insurance policies covering potential insurable losses where this coverage is cost-effective.

In February 2003, we received a request for documents from the United States Department of Justice regarding our billing and other practices.  While we believe that we are in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, we could be subject to fines and penalties and could be excluded from government reimbursement programs.  Any such result could have a material adverse effect on our financial position and results of operations

In February 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against us, our subsidiaries, officers and directors, as well as various physician groups that conduct business with us (“Class Action”).  The Class Action raises questions concerning the legality of the purchase service agreements under the Georgia Patient Self-Referral Act of 1993 (the “Georgia Act”).

In the fourth quarter of fiscal 2003, the original assigned judge recused herself due to a conflict of interest and a new judge was assigned.  Due to the continuing preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, we are unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss.  However, we believe that these agreements neither violate the Georgia Act nor are improper under Georgia law and will vigorously defend the Class Action.  However, we can give no assurances of the ultimate impact on our financial position or results of operations.

We believe that we have adequately reserved for those liabilities related to the aforementioned legal contingencies.

Item 4.                                         Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.                                         Market for Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the Class A common stock and common stock of MQ Associates.  There were six owners of record for each of the Class A common stock and common stock of MQ Associates at March 25, 2004.  MQ Associates has not paid a dividend in relation to any class of its common stock and does not anticipate paying any dividends in the foreseeable future.  In addition, the senior credit facility, as amended, and indenture related to the 11 7/8% senior subordinated notes of MedQuest, Inc. limits the ability of MedQuest, Inc. to pay dividends to MQ Associates.

As of December 31, 2003, the fourth amended and restated certificate of incorporation of MQ Associates authorized 385,000,000 shares of capital stock consisting of (i) 195,000,000 shares of Common Stock, par value $.001, (ii) 115,000,000 shares of Class A Common Stock, par value $.001 per share, and (iii) 75,000,000 shares of Preferred Stock, par value $.001, of which (a) 35,000,000 shares are designated as Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) and (b) 15,000,000 shares are designated as Series B Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”).

On August 15, 2002, in connection with the recapitalization of MQ Associates, (i) 28,605,000 shares of Common Stock, (ii) 72,100,000 shares of Class A Common Stock, (iii) 35,000,000 shares of Series A Preferred Stock and (iv) 15,000,000 shares of Series B Preferred Stock were issued.  As part of the recapitalization, MQ Investment Holdings, LLC made an equity investment of $107.1 million in MQ Associates and received in return 72,100,000 shares of Class A Common Stock and 35,000,000 shares of Series A Preferred Stock.  In addition, as part of the recapitalization, 23.6% of the outstanding Common Stock and Class B Common Stock, which equaled 41.1% of the total stock holdings of the management stockholders immediately prior to the recapitalization were reclassified as 28,605,000 shares of Common Stock and 15,000,000 shares of Series B Preferred Stock, which in the aggregate equaled approximately 30.0% of the ownership of MQ Associates on a fully diluted basis following the consummation of the recapitalization.

We believe that the foregoing issuances of our equity securities in the recapitalization transactions did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.  No underwriters, brokers or finders were involved in these transactions.

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

Item 6.                                         Selected Financial Data

The following table sets forth our selected historical consolidated financial data and other data.  The summary consolidated historical financial data set forth below should be read in conjunction with and is qualified in its entirety by reference to “Management’s discussion and analysis of financial condition and results of operations,” the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.  The selected consolidated financial data as of and for the fiscal years ended December 31, 2001, 2002 and 2003 have been derived from financial statements audited by PricewaterhouseCoopers, LLP.  The selected consolidated financial data for the fiscal years ended December 31, 1999 and 2000 have been derived from financial statements audited by Elliott Davis, LLC.

	Fiscal year ended December 31,
(dollars in millions)	1999		2000		2001		2002		2003

Statement of operations data:
Net revenues from services	$56.7		$85.9		$142.3		$203.4		$242.9
Costs and expenses
Operating expenses, excluding depreciation and amortization	25.0		35.6		61.0		89.4		105.1
Marketing, general and administrative expenses	17.3		25.6		55.6		61.5		76.4
Depreciation and amortization(1)	9.2		11.2		17.5		23.9		28.3

Income from operations	5.2		13.5		8.2		28.6		33.1
Interest expense, net	4.1		4.8		8.2		26.6		24.3

Income before provision for income taxes	1.1		8.7		0.0		2.0		8.8
Provision (benefit) for income taxes(2)	(0.3)		3.4		4.0		0.8		3.6
Minority interest in net income of consolidated subsidiaries	—		0.1		0.1		—		—

Net income (loss)	$1.4		$5.2		$(4.1)		$1.2		$5.2

Other financial data (unaudited):
Net cash and cash equivalents provided by operating activities	$7.1		$12.0		$20.3		$16.2		$30.7
Net cash and cash equivalents used in investing activities	(11.6)		(15.0)		(60.1)		(50.6)		(34.5)
Net cash and cash equivalents provided by financing activities	3.6		3.0		42.9		32.3		7.3
Capital expenditures:
Replacement	0.6		0.8		1.3		2.5		6.5
Expansion and acquisition of centers and de novo centers	11.0		14.2		58.8		50.3		26.1
Ratio of earnings to fixed charges(3)	1.2	x	2.6	x	1.0	x	1.1	x	1.3	x
Balance sheet data (at period end):
Cash and cash equivalents	$2.3		$2.3		$5.4		$3.2		$6.7
Working capital(4)	8.7		13.2		20.7		31.7		39.0
Total assets	51.4		72.9		137.3		198.4		223.5
Total debt	46.1		58.1		115.6		238.9		249.7
Redeemable preferred stock	18.8		79.3		105.3		50.0		50.0
Total stockholders’ deficit(5)	(20.6)		(75.9)		(105.4)		(118.2)		(111.8)

Operating data (unaudited):
Number of centers:
Balance, beginning of period	20		33		43		66		77
Additional de novo	12		5		10		4		7
Additional acquired	1		5		13		7		1

Balance, end of period	33		43		66		77		85

(1)                                  In adopting SFAS 142, effective January 1, 2002, we no longer amortize goodwill and certificates of need. There was no impairment to goodwill and certificates of need as a result of the impairment test performed. Amortization expense for goodwill and certificates of need for the years ended December 31, 1999, 2000 and 2001 was $0.3 million, $0.6 million and $0.9 million, respectively.

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

(4)                                  Working capital is defined as current assets, excluding cash and cash equivalents, minus current liabilities, excluding the current portion of long term debt and line of credit.

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

Item 7.                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the consolidated financial condition, liquidity and capital resources and results of operations of MQ Associates.  This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this report.  This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance.  The actual results achieved by MQ Associates could differ materially from results anticipated in these forward-looking statements as a result of factors set forth under “Forward-looking statements” and elsewhere in this report.

Executive Overview

We are a leading operator of FICs in the United States. We currently operate a network of 89 centers in 13 states primarily throughout the southeastern and southwestern United States of America. From 2001 to 2003, on average, 72.2% of our net revenue was derived from MRI services and 14.2% of our net revenue was derived from CT services. The remainder of our revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound and mammography services.

Our revenue is generated by providing patient services. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis. For the year ended December 31, 2003, approximately 56.0% of our net revenue came from commercial payors, 24.3% from government payors, 6.5% from workers compensation and 13.2% from other sources, including payments made directly by patients. Additionally, we have entered into purchase service agreements with physicians through which we provide diagnostic imaging services to a physician’s patients for a set fee which is paid by the physician, who then directly bills payors. These purchase service agreements represented approximately 8.8% of our net revenue for the year ended December 31, 2003, and were accounted for as payments by commercial payors, workers compensation and other sources. We have over 160 different contracts with commercial payors, and no single commercial payor accounted for more than 5.0% of our net revenue for the year ended December 31, 2003. Each of these contracts is renegotiated every two years. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

The principal components of our operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, annual equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs excluding depreciation and amortization, as a percentage of net revenue, have increased from 42.9% for the year ended December 31, 2001 to 43.3% for the year ended December 31, 2003.  This increase was primarily a result of an increase in our radiologists and technologists costs.

The principal components of our marketing, general and administrative (“MG&A”) expenses are compensation paid to center managers, marketing managers, billers, collectors and other administrative personnel, marketing costs, business development expenses, corporate overhead costs and bad debt expense. MG&A costs, as a percentage of net revenue, have decreased from 39.0% for the year ended December 31, 2001 to 31.4% for year ended December 31, 2003.

MG&A costs included certain one-time charges incurred in fiscal 2001 related to non-cash compensation and the InMed litigation.  The InMed litigation relates to a judgment returned against us in the amount of $2.1 million during the year ended December 31, 2001.  This judgment is currently under appeal, however, we were indemnified in this matter by the management stockholders as part of the recapitalization transaction.

After considering the effects of these one-time charges, MG&A costs increased by 0.4% between the comparison periods.  This increase was primarily the result of an addition of certain middle management and other support level employees in the areas of finance, compliance, operations and information technology to support future anticipated revenue growth.

From 2001 to 2003, for our centers that were in operation for 24 months or longer preceding the end of the period, we have increased average daily scan volumes across all of our modalities by 40.8%. Our average daily scan volume per machine for our MRI machines and CT machines increased at compound annual growth rates of 5.0% and 15.3%, respectively.

The average fee per scan for MRI and CT increased by 5.0% and 1.7%, respectively, from fiscal 2002 to fiscal 2003 and declined by 3.8% and 1.8%, respectively, from fiscal 2001 to fiscal 2002, in each case due to pricing variations among the geographic markets we serve and competition.  Medicare payments for most diagnostic imaging services covered by Medicare were increased for fiscal 2003 by 1.6% and decreased by approximately 11% for fiscal 2002.  To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on current Medicare reimbursement levels, any changes in Medicare reimbursement rates will result in a corresponding change in reimbursement from our commercial payors.

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

Significant acquisition

On September 1, 2001, one of our subsidiaries purchased the centers owned and operated by AMI Outpatient Services, Ltd. for a total purchase price of $18.6 million. In addition, this subsidiary agreed to pay an earn-out to the extent that the net revenue at six of the centers acquired from AMI, less the amount of any contractual adjustments, refunds and bad debt expense, exceeds certain thresholds. Net revenue is calculated for the twelve month periods ending August 31, 2002, 2003 and 2004, respectively. The maximum earn-out payable for each applicable twelve month period is $0.7 million.  The earn-out paid was $0.2 million and $0.5 million for the periods ended August 31, 2002 and 2003, respectively.  The business acquired by us from AMI constitutes a “significant subsidiary” as that term is used in Regulation S-X based on the amount of our investment compared to our total assets.

Net revenues for AMI amounted to $26.1, $21.8 million and $6.5 million for the years ended December 31, 2003, 2002 and the four months ended December 31, 2001, respectively. These net revenue amounts represented 10.7%, 10.7% and 11.7% of our consolidated net revenues for the respective periods.

Operating income for AMI amounted to $7.3, $3.6 million and $1.0 million for the years ended December 31, 2003, 2002 and the four months ended December 31, 2001, respectively. These operating income amounts represented 11.0%, 12.5% and 20.6% of our consolidated operating income for the respective periods.

Net income (loss) for AMI amounted to $4.0, $(0.1) million and $0.3 million for the years ended December 31, 2003, 2002 and the four months ended December 31, 2001, respectively. These net income (loss) amounts represented 54.6%, (11.7)% and 58.0% of our consolidated net income for the respective periods. AMI’s net loss during the year ended December 31, 2002 was primarily a result of pre-payment penalties of $2.2 million that were incurred in connection with the recapitalization transaction.

Results of operations

The following table sets forth operating expenses, MG&A expenses, depreciation and amortization, net interest expense and other expenses, and these amounts as a percentage of net revenue for the periods indicated:

	Year ended December 31,
(dollars in millions)	2001		2002		2003

Net revenues from service	$142.3	100.0%	$203.4	100.0%	$242.9	100.0%
Operating expenses	61.0	42.9	89.4	44.0	105.1	43.3
MG&A expenses	55.6	39.0	61.5	30.2	76.4	31.4
Depreciation and amortization	17.5	12.3	23.9	11.7	28.3	11.7

Income from operations	8.2	5.8	28.6	14.1	33.1	13.6
Interest expense, net	8.2	5.8	26.6	13.1	24.3	10.0
Equity in earnings of unconsolidated joint venture	—	—	—	—	0.0	0.0
Minority interest in net income of consolidated subsidiaries	0.1	0.1	0.0	0.0	0.0	0.0
Provision for income taxes	4.0	2.8	0.8	0.4	3.6	1.5

Net income (loss)	$(4.1)	(2.9)%	$1.2	0.6%	$5.2	2.1%

Year ended December 31, 2003 compared to year ended December 31, 2002

Net revenue was $242.9 million for the year ended December 31, 2003, representing an increase of $39.5 million, or 19.4%, from revenue of $203.4 million for the year ended December 31, 2002.  This increase was primarily the result of an increase in the number of scans performed and an increase of 1.4% in average price per scan for year ended December 31, 2003, as compared to the year ended December 31, 2002.  The increase in number of scans performed reflects an increase in the number of centers from 77 centers at December 31, 2002 to 85 centers at December 31, 2003.  Scan volume also increased by 15.8% for those centers in existence at December 31, 2002 as a result of a continued maturing of these centers in fiscal 2003.  The percentage increase in average price per scan primarily reflects an increase in the Medicare reimbursement rate of 1.6% which was effective in March 2003.

Operating expenses were $105.1 million for the year ended December 31, 2003, representing an increase of $15.7 million, or 17.6%, as compared to $89.4 million for the year ended December 31, 2002. Operating expenses, as a percentage of net revenue decreased to 43.3% for the year ended December 31, 2003, as compared to 44.0% for the year ended December 31, 2002.  The decrease from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily the result of decreases, as a percentage of net revenues, in repairs and maintenance costs and equipment rental costs which were partially offset by an increase, as a percentage of net revenues, in other operating costs.

Repair and maintenance expenses decreased, as a percentage of net revenues, as a result of a contract entered into with Philips Medical Systems North America in January 2003, which linked the level of repair and maintenance expenses to an operating factor.  Equipment rental expenses decreased as a result a reduction in the number of mobile units under lease in fiscal 2003 as compared to fiscal 2002.  There were also slight increases, as a percentage of net revenues, in radiologist, technologist and transcriptionist costs which were substantially offset by decreases, as a percentage of net revenues, in operating supplies and building costs.

MG&A expenses were $76.4 million for the year ended December 31, 2003, representing an increase of $14.9 million, or 24.2%, as compared to MG&A expenses of $61.5 million for the year ended December 31, 2002. MG&A expenses as a percentage of net revenue were 31.4% for the year ended December 31, 2003, as compared to 30.2% for the year ended December 31, 2002.  The increase was primarily the result of an increase in wages and related expenses.  Wages and related expenses increased as a result of the addition of certain middle management and other support level employees in the areas of finance, compliance, operations and information technology.  These employees were added to address a need for an increased level of MG&A support as a result of future anticipated revenue growth.  There were also slight increases in bad debt expenses and other general and administrative expenses that were substantially offset by decreases in marketing expenses and other income/expense.

Depreciation and amortization was $28.3 million, or 11.7% of net revenue, for the year ended December 31, 2003, as compared to $23.9 million, or 11.7% of net revenue, for the year ended December 31, 2002.

Interest expense, net, decreased to $24.3 million for the year ended December 31, 2003 from $26.6 million for the year ended December 31, 2002. The decrease in interest expense, net was comprised of several components including the payment in August 2002 of prepayment penalties of approximately $10.6 million, a slight decrease in interest rates during fiscal 2003 and an overall increase in the level of debt in fiscal 2003 as compared to the full year of fiscal 2002.

Income taxes were $3.6 million for the year ended December 31, 2003, as compared to $0.8 million for the year ended December 31, 2002. The effective tax rate was 41.1% for the year ended December 31, 2003 as compared to 39.2% for the year ended December 31, 2002.  The effective tax rate was higher for the year ended December 31, 2003 as a result of a permanent financial reporting difference recognized in fiscal 2003 related to transaction costs incurred in connection with the recapitalization.  There were Federal and state net operating loss carryforwards amounting to approximately $15.7 million and $40.3 million at December 31, 2003.

As a result of the foregoing factors, we had net income of $5.2 million for the year ended December 31, 2003, as compared to a net income of $1.2 million for the year ended December 31, 2002.

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

Operating expenses were $89.4 million for the year ended December 31, 2002, representing an increase of $28.4 million, or 46.6%, as compared to $61.0 million for the year ended December 31, 2001. Operating expenses, as a percentage of net revenue, increased to 44.0% for the year ended December 31,

2002, as compared to 42.9% for the year ended December 31, 2001. This increase was primarily the result of an increase in compensation costs for radiologists, technologists and transcriptionists in the amount of $16.7 million. We have experienced a general increase in relative compensation costs due to an increased level of demand in the industry for these types of professionals. There were also slight increases in repairs and maintenance and other operating expenses for the year ended December 31, 2002, as compared to the year ended December 31, 2001, however, these increases were substantially offset by slight decreases in other wages and related costs, operating supplies and equipment rentals for the same comparison periods.

MG&A expenses were $61.5 million for the year ended December 31, 2002, representing an increase of $5.9 million, or 10.6%, as compared to MG&A expenses of $55.6 million for the year ended December 31, 2001. MG&A expenses as a percentage of net revenue were 30.2% for the year ended December 31, 2002, as compared to 39.0% for the year ended December 31, 2001.  MG&A expenses included certain one-time charges incurred in fiscal 2001 related to non-cash compensation and the InMed litigation.

The non-cash compensation charge related to variable plan accounting treatment of the purchase of restricted stock by certain executives from our co-founders.  The InMed litigation related to a judgment returned against us in the amount of $2.1 million during the year ended December 31, 2001.  This judgment is currently under appeal; however, we were indemnified in this matter by the management stockholders as part of the recapitalization transaction.

After considering the effects of the aforementioned one-time charges, MG&A expenses decreased as a percentage of revenue, by 1.0% during the comparison periods.  MG&A expenses are relatively fixed in nature, therefore, as net revenue increases, MG&A as a percentage of net revenue decreases. The decrease from the year ended December 31, 2001 was primarily the result of this effect, as well as our continued cost containment efforts. There were slight increases in other general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002, however, these increases were substantially offset by decreases in wages and related costs and marketing expenses for the same comparison periods.

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

Income taxes were $0.8 million for the year ended December 31, 2002, as compared to $4.0 million for the year ended December 31, 2001. The effective tax rate was 39.2% for the year ended December 31, 2002 as compared to 111.7% for the year ended December 31, 2001.  The effective tax rate was substantially higher for the year ended December 31, 2001 as a result of the one-time non-cash compensation charge incurred in 2001, which was not deductible for income tax purposes.  There were Federal and state net operating loss carryforwards amounting to approximately $0.4 million and $29.5 million at December 31, 2002.

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

Our primary sources of liquidity to fund our operations and capital expenditures and satisfy our debt service obligations are cash flow from operating activities and borrowings under our five-year revolving credit facility.

Net cash provided by operating activities was $30.7 million for the year ended December 31, 2003, representing an increase of $14.5 million from $16.2 million for the year ended December 31, 2002.  The increase resulted primarily from an absence of prepayment penalties incurred in fiscal 2002 in relation to the recapitalization transaction in August 2002 and an increase in net income.

Net cash used in investing activities was $34.5 million for the year ended December 31, 2003, representing a decrease of $16.1 million from $50.6 million for the year ended December 31, 2002. This decrease resulted primarily from the completion of fewer acquisitions and openings of de novo centers during the year ended December 31, 2003 compared with the year ended December 31, 2002.  There were an aggregate of 8 acquisitions and de novo center openings for the year ended December 31, 2003 as compared to an aggregate of 11 acquisitions and de novo center openings for the year ended December 31, 2002.

Net cash provided by financing activities was $7.3 million for the year ended December 31, 2003, representing a decrease of $25.0 million from $32.3 million for the year ended December 31, 2002. This decrease resulted primarily from a decrease in the amount of financing used for acquisitions during the year ended December 31, 2003, as compared to the year ended December 31, 2002.

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

At December 31, 2003, we had $249.7 million of indebtedness outstanding, as compared to $238.9 million at December 31, 2002.  In addition, at December 31, 2003, we had a stockholders’ deficit of $111.8 million, as compared to our stockholders’ deficit of $118.2 million at December 31, 2002. Our indebtedness primarily consists of $180.0 million under the senior subordinated notes, $59.7 million under a Tranche B term facility and $8.0 million under our revolving credit facility. Further, at December 31, 2003, we would have been able to borrow an additional $70.9 million (after giving effect to $1.1 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions.

In September 2003, we amended our senior credit facility to allow for borrowings not to exceed $60.0 million under a Tranche B term facility.  Concurrent with the amendment of the senior credit facility, we also borrowed $60.0 million under the Tranche B term facility and applied the net proceeds against the borrowings outstanding under the revolving credit facility.

The senior credit facility, as amended, provides for a revolving credit facility not to exceed $80.0 million and a Tranche B term facility of $60.0 million.  The senior credit facility, as amended, is guaranteed by MQ Associates, Inc. and each of MedQuest, Inc.’s existing and future domestic subsidiaries and certain foreign subsidiaries.  MedQuest’s obligations under the senior credit facility, as amended, and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest, Inc. and the guarantors.

Borrowings under the revolving credit facility accrue interest, at the option of MedQuest, Inc. as borrower, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at December 31, 2003 were based upon the prime rate (4.0% at December 31, 2003).  The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon our consolidated leverage ratio, as defined.

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum.  Borrowings were based upon the Eurodollar rate (1.16% at December 31, 2003) and amounted to $59,700 at December 31, 2003.

Under the Tranche B term facility, commencing with the fiscal year ending December 31, 2004, and annually thereafter, not more than 75% of excess cash flows, as defined, must be applied against certain outstanding borrowings under the senior credit facility, as amended.

In August 2002, MedQuest, Inc. issued $180.0 million of senior subordinated notes to fund, in part, our recapitalization.  The senior subordinated notes bear interest at the rate of 11 7/8% per annum.  Interest on the senior subordinated notes is payable semi-annually in cash on each February 15 and August 15.  The senior subordinated notes mature on August 15, 2012.  In February 2003, Medquest, Inc. registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount senior subordinated notes for the registered senior subordinated notes.  The senior subordinated notes are senior subordinated unsecured obligations of MedQuest, Inc., ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates, Inc. and each of MedQuest Inc.’s subsidiaries.

The senior credit facility, as amended, and the indenture governing the senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility, as amended, requires us to maintain certain financial ratios. We were in compliance with all covenants under the senior credit facility, as amended, at December 31, 2003.

The following table sets forth the contractual obligations under our long-term debt and other material contractual commitments, including capital lease obligations and non-cancelable operating leases as of December 31, 2003 (in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years or longer

(in millions)
Long-term debt obligations, excluding interest	$244.2	$0.6	$1.2	$37.4	$205.0
Capital lease obligations	4.1	1.6	1.6	0.9	—
Operating lease obligations(a)	58.6	12.6	21.7	16.7	7.6
Purchase obligations	33.6	8.4	16.8	8.4	—

Total contractual obligations	$340.5	$23.2	$41.3	$63.4	$212.6

(a)  Primarily consists of real estate leases.

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. We have not accreted the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of December 31, 2003.

Our high level of debt may make it more difficult for us to borrow funds in the future. Based on our current level of operations and anticipated growth, we believe that our cash flows from operations, together with future borrowings under our senior credit facility, as amended, will be sufficient over the next year to meet our liquidity requirements, including our debt service obligations, working capital needs and capital expenditures. However, there can be no assurance that this will be the case.

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

Our ability to fund our working capital needs, planned capital expenditures and scheduled debt payments, to implement our expansion plans, to refinance our indebtedness and to comply with our financial covenants under the senior credit facility, as amended, depends on our future operating performance and cash flows from operations, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Capital expenditures

We incur capital expenditures for the purposes of:

•                  purchasing new equipment and incurring leasehold improvements for de novo centers,

•                  acquiring the assets of existing centers,

•                  upgrading existing equipment to increase volume and/or quality,

•                  replacing less advanced equipment, and

•                  upgrading information technology systems.

Capital expenditures (excluding acquisitions) totaled $25.7 million for the year ended December 31, 2003, compared to $36.4 million for the year ended December 31, 2002.  Capital expenditures related to acquisitions amounted to $6.9 million for the year ended December 31, 2003, compared to $16.4 million for the year ended December 31, 2002.  Capital expenditures, in the aggregate, amounted to $32.6 million for the year ended December 31, 2003 as compared to $52.8 million for the year ended December, 31 2002.

We believe that capital expenditures will range between $41.0 and $46.0 million for the year ended December 31, 2004, with $3.0 million to $4.0 million of these capital expenditures related to information technology.  The amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

In January 2003, we entered into a new contract for the servicing of substantially all of our diagnostic imaging equipment with Philips Medical Systems North America. This contract has an initial term of five years and is priced at a fixed annual amount of $8.4 million, which amount is subject to increase based on our achieving certain levels of annual net patient revenue.

During fiscal 2001, 2002 and 2003, we were engaged in the development of the Radiology Information System, through the use of third-party and internal software developers, and spent $0.6 million, $1.1 million and $0.4 million, respectively, during fiscal 2001, 2002 and 2003 in relation to this development.  During fiscal 2003, we successfully implemented certain phases of the RIS into a number of centers within our network.

As part of our ongoing evaluation process, we identified in fiscal 2003 certain third-party software packages that could be used to complete our RIS project in a more cost and time effective manner.  As a result, during the fourth quarter of fiscal 2003, we elected to implement certain third-party software in place of developing like systems under the RIS framework.  We spent $0.5 million in fiscal 2003 for these software packages.

We anticipate completion of a roll-out of the billing phase of our fully integrated system by the third quarter of fiscal 2004, with roll-out of the remaining phases of the system to be completed no later than the end of fiscal 2005.  We have budgeted $0.9 million for the year ending December 31, 2004 related to this implementation.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.  We are currently subject to a binding letter of intent with respect to an acquisition in the amount of $1.8 million.

Seasonality

We experience seasonality in our revenue. For example, our sales typically decline from our third fiscal quarter to our fourth fiscal quarter. Fourth quarter revenue is typically lower than revenue from the first, second and third quarters. Fourth quarter revenue is affected primarily by holidays, client and patient vacations and inclement weather, the results of which are fewer patient scans during the fourth quarter. As a result, our revenue may significantly vary from quarter to quarter, and our quarterly results may be below market expectations.

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

Long-lived Assets.  Many of our facilities came to us through acquisitions. We determine the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets and lease terms where applicable. We rely on management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of individual purchased facilities and other intangible assets, we determine on an annual basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, our carrying value of the asset will be reduced to the estimated fair market value. Fair value is determined based on the individual facts and circumstances of the impairment event, and the available information related to it. Such information might include quoted market prices, prices for comparable assets, estimated future cash flows discounted at a rate commensurate with the risks involved and independent appraisals. For purposes of analyzing impairment, assets are generally grouped at the individual operational facility level, which is the lowest level for which there are identifiable cash flows. If we acquired the group of assets being tested as part of a purchase business combination, any goodwill that arose as part of the transaction is included as part of the asset grouping.

Goodwill and Indefinite Lived Intangibles.  Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangibles” requires the periodic testing of goodwill for impairment and testing upon the occurrence of triggering events, as defined, rather than a monthly amortization of the balance. This testing takes place in two steps: (i) the determination of the fair value of a reporting unit and (ii) the determination of the implied fair value of the goodwill.  Reporting units are generally grouped at the individual operational facility level and their fair value is determined based upon estimated fair values of similar operational facilities in the marketplace.  We adopted SFAS No. 142 on January 1, 2002. We evaluated goodwill and indefinite lived intangibles for impairment under SFAS No. 142 in the fourth quarter of 2003 and determined that no impairment write down was necessary.

Forward-looking statements

This report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate.  These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions.  We can give no assurance that such forward-looking statements will prove to be correct.  Among the important factors that could cause our actual results to differ significantly from those expressed or implied by such forward-looking statements are general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs and the additional factors and risks contained in our Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 declared effective on April 23, 2003.

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

The majority of our indebtedness bears interest at fixed rates. However, management may in its judgment determine that it is advisable to enter into interest rate swaps to convert a portion of the fixed interest rate debt to floating interest rate debt. To the extent management decides to do so, the interest expense payable or the floating rate portion of our indebtedness will be sensitive to changes in the general level of interest rates in the United States.  The recorded carrying amount for $47.5 million of our long-term debt approximates fair value as these borrowings have variable rates, as a result of an interest rate swap agreement discussed below, that reflect currently available terms and conditions for similar debt.

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

	Maturity dates
Long-term debt	2004	2005	2006	2007	2008	2009	2012	Total	Fair Value

Fixed rate	—	—	—	—	—	—	$132.5	$132.5	$139.0
Average interest rate	—	—	—	—	—	—	11.875%	11.875%	10.70%
Variable rate	$0.6	$0.6	$0.6	$8.6	$28.8	$28.5	$47.5	$115.2	$115.2
Average interest rate	3.97%	3.97%	3.97%	5.63%	3.97%	3.97%	7.65%	6.10%	6.10%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the senior subordinated notes. The agreement requires us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument has been accounted for as a fair value hedge of the fair market value of the senior subordinated notes and was 100% effective for the year ended December 31, 2003.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the senior subordinated notes.  The fair market value of this derivative instrument was $1.4 million at December 31, 2003 and has been presented as a component of Other Assets in the consolidated balance sheet at December 31, 2003.

Item 8.                                         Financial Statements and Supplementary Data

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.                                         Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9a.                                   Controls and Procedures

At the end of the period covered by this annual report on Form 10-K, the chief executive officer and chief financial officer (collectively, the “certifying officers”) of MQ Associates, Inc. (the “Company”) evaluated the effectiveness of the Company’s disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

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

There were no significant changes in the Company’s Internal Controls or in other factors that could significantly affect the Company’s Internal Controls subsequent to the date when internal controls were evaluated. In addition, there have been no changes in the Company’s Internal Controls that have occurred during the fourth quarter of fiscal 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls.

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

Name	Age	Position

Gene Venesky	52	Chief Executive Officer, Secretary, Treasurer and Director
John K. Luke	54	President and Director
Thomas C. Gentry	50	Chief Financial Officer, Assistant Secretary and Assistant Treasurer
Daniel J. Schaefer	56	Co-Chief Operating Officer
Michael A. Villa	34	Co-Chief Operating Officer
Bruce W. Elder	34	Vice President, Development
Evan P. Bakst	37	Director
Mitchell J. Blutt, M.D.	47	Director
Nancy-Ann DeParle	47	Director
Benjamin B. Edmands	33	Director
Donald C. Tomasso	58	Director

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

Evan P. Bakst has been one of our directors since August 2002. From July 2000 to the present, he has been a principal at J.P. Morgan Partners, LLC where he focuses primarily on healthcare. From August 1993 to July 2000, Mr. Bakst was a Managing Director at the Beacon Group, LLC, a boutique merchant bank. The companies for which Mr. Bakst is a director are Cadent Holdings, Inc., FundsXpress, Inc., Iasis Healthcare Corp., FHC Health Systems and National Surgical Care. Mr. Bakst holds a B.A. from the University of California, Berkeley and an M.B.A. from Harvard University. Pursuant to the stockholders’ agreement, Mr. Bakst is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Mitchell J. Blutt, M.D. has been one of our directors since August 2002. He has been a consultant of J.P. Morgan Partners, LLC, since March 1, 2004.  He was an Executive Partner of J.P. Morgan Partners, LLC or its predecessor, Chase Capital Partners, since 1992 and was a General Partner of Chase Capital Partners from 1988 to 1992. The companies for which Dr. Blutt is a director are DJ Orthopedics, Inc. and Ryko, Inc. He also serves on the Board of the Michael J. Fox Foundation for Parkinson’s Research and is an Adjunct Professor of Medicine at Weill Medical College and Graduate School of Medical Sciences of Cornell University. Dr. Blutt received his B.A. and M.D. degrees from the University of Pennsylvania. He received his M.B.A. at the Wharton School of the University of Pennsylvania. He is a member of the Board of Trustees of the University of Pennsylvania, a member of the Board of Overseers of the University of Pennsylvania’s School of Arts and Sciences, a member of the board of the Brearley School and a member of the Finance Committee and Board of Penn Medicine. He formerly served on the Board of the National Venture Capital Association. Pursuant to the stockholders’ agreement, Mr. Blutt is one of MQ Investment Holdings, LLC’s designees to our board of directors.

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

Benjamin B. Edmands has been one of our directors since August 2002. He is currently a principal at J.P. Morgan Partners, LLC where he focuses on investments in the healthcare infrastructure sector. Mr. Edmands has been with J.P. Morgan Partners, LLC, formerly known as Chase Capital Partners, since 1993. Prior to joining J.P. Morgan Partners, LLC, Mr. Edmands held positions in Chemical Bank’s Acquisition Finance Group. The companies for which Mr. Edmands is a director are Big Rock Sports, Inc., DonJoy Orthopedics and VeriCare, Inc. Mr. Edmands holds a B.A. with Honors from Colgate University and an M.B.A. with Honors from Columbia Business School. Pursuant to the stockholders’ agreement, Mr. Edmands is one of MQ Investment Holdings, LLC’s designees to our board of directors.

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

Audit Committee Financial Expert

Our Board of Directors does not include an “audit committee financial expert” as that term is defined in SEC regulations. Our securities are not listed on any national securities exchange and we are not required to have an independent audit committee. We are presently engaged in a search for an additional independent director and we intend that one or more of the candidates for such independent director will qualify as an audit committee financial expert.

Code of Ethics

We have a code of ethics for all employees, including the chief executive officer and chief financial officer, known as the Corporate Compliance Plan.  The Corporate Compliance plan is attached hereto as Exhibit 10.18 and is available, without charge, upon written request to:

MQ Associates, Inc.

4300 North Point Parkway

Alpharetta, Georgia 30022

Attn:  Thomas C. Gentry

Item 11.                                  Executive Compensation

Summary compensation table

The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2003, 2002 and 2001 by the Chief Executive Officer and each of the other five most highly compensated executive officers of MQ Associates (the “named executive officers”). None of the persons who became executive officers of MedQuest, Inc. upon consummation of the recapitalization transaction received any compensation directly from us relating to any period prior to the consummation of the recapitalization transaction.

		Annual Compensation			Long-Term Compensation
		Awards
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Securities Underlying Options/SARs (#)	All Other Compensation (2)

Gene Venesky Chief Executive Officer, Secretary And Treasurer	2003	$500,000	$125,000	$12,313		$2,000
	2002	500,000	250,000	12,245		1,700
	2001	500,000	290,000	12,245		—

John K. Luke President	2003	500,000	125,000	12,313		2,000
	2002	500,000	250,000	12,245		1,700
	2001	500,000	290,000	12,245		1,700

Thomas C. Gentry Chief Financial Officer, Assistant Secretary and Assistant Treasurer	2003	175,000	145,491	12,381		2,000
	2002	175,000	154,708	12,245		1,700
	2001	173,653	145,557	12,245		1,700

Daniel J. Schaefer Co-Chief Operating Officer	2003	250,000	145,338	12,313		2,000
	2002	250,000	147,375	12,245		1,700
	2001	246,923	161,830	12,245		1,700

Michael A. Villa Co-Chief Operating Officer	2003	225,000	145,338	12,313		2,000
	2002	225,000	147,375	12,245		1,700
	2001	221,885	161,830	12,245		1,700

Bruce W. Elder Vice President, Development	2003	148,077	29,000	6,293	200,000	2,000
	2002	129,231	39,000	12,245		251,700	(1)
	2001	104,923	15,000	12,245		1,700

(1)                                  In connection with the recapitalization transaction, Mr. Elder received success fees of $250,000.

(2)                                  All other compensation consists of contributions by MQ Associates, on behalf of each respective executive officer, to the defined contribution retirement plan.

MQ Associates granted the following stock options to named executive officers during the year ended December 31, 2003:

Individual Grants						Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term
Name (a)	Number Of Securities Underlying Option/SARS Granted (#) (b)	Percent Of Total Options/ SARS Granted To Employees In Fiscal Year (c)	Exercise Or Base Price ($/Sh) (d)	Expiration Date (c)	5% ($) (f)	10% ($) (g)

Bruce W. Elder	200,000	6.6%	$1.00	December 2012	$126,000	$319,000

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

The Company had the following transactions with Mr. Luke requiring disclosure under Item 404 of Regulation S-K:

(a) We currently rent office space for 19 of our 89 centers and our headquarters through rental  agreements with Image Properties, LLC, a company affiliated with us through common  ownership. Gene Venesky, our Chief Executive Officer and co-founder, and John K. Luke, our  President and co-founder, are the owners of Image Properties, LLC. The rental agreements with  Image Properties, LLC provide for rental payments in amounts ranging from $6,000 to  $77,000 monthly.  The rental agreements are typically for ten years with five year renewal  options and expire at various dates through 2012.  We made total rental payments under these  agreements of $2.7 million, $3.7 million and $3.7 million in 2001, 2002 and 2003, respectively.  MQ Associates guarantees all real estate leases between its subsidiaries and Image  Properties, LLC. See Note 15 to the consolidated financial statements of MQ Associates, Inc. for  the future minimum payments to be made to Image Properties, LLC under these leases.

(b) MQ Associates had a related party receivable balance of $1.0 million and $0.8 million at  December 31, 2002 and 2003, respectively. These related party  receivables represent our  advances to Image Properties, LLC for building and leasehold improvements made on our  behalf. We earn interest income on the receivable balance at a rate of approximately 6% per  annum of the outstanding receivable balance.

(c) MQ Associates incurred expenses related to certain aviation services during the year ended December 31, 2003, including expenses of $0.5, related to services provided by Image Aviation, LLC, a company owned by two of the Company’s stockholders who also are the Chief Executive Officer and President.

(d) In connection with the recapitalization transaction, we paid “success fees” to certain of  our executive officers, in the aggregate amount of $2.3 million. Gene Venesky, our Chief  Executive Officer, Secretary and Treasurer, and John K. Luke, our President, each received  success fees of approximately $1.0 million. The total amount of the success fees and the specific  amounts paid to Messrs. Venesky and Luke were determined through negotiations among TA  Associates, Inc. and Messrs. Venesky and Luke, as the principal selling stockholders in the  recapitalization.

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

In April 2003, MQ Associates adopted an employee stock option plan (“2003 Stock Option Plan”) that provides for the issuance of incentive stock options and non-qualified stock options for the purchase of 16,999,999 shares of MQ Associates’ common stock.  The 2003 Stock Option Plan was adopted with an effective date of January 1, 2003 and terminates ten years from the effective date, unless terminated sooner.  Options vest ratably over four and five year periods on successive grant date anniversaries and may be issued at a grant price at no less than fair market value on the date of grant.  Options were initially issued under the 2003 Stock Option Plan in July 2003.  There were no vested options at December 31, 2003.

Certain of the named executive officers were granted incentive stock options under the 2003 Stock Option Plan in January 2004.  These executive officers were granted 1,215,971 stock options with exercise prices ranging from $1.50 to $3.00 and a four year vesting period.  These stock options were issued with a vesting date beginning on January 1, 2003.

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

Compensation of directors

Our directors who are non-employees of MQ Associates or J.P. Morgan Partners, LLC receive annual compensation for their services in the form of cash fees and stock options.  The level of compensation is dependent upon level of experience and degree of risk associated with the various board positions.  The Company also reimburses it non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors.

The Company paid director fees to Donald Tomasso and Nancy-Ann Deparle in the amount of $35,000 each for the year ended December 31, 2003.  The Company also awarded Donald Tomasso 10,000 non-qualified stock options and Nancy-Ann Deparle 100,000 non-qualified stock options during the year ended December 31, 2003.  These options were granted under the 2003 Stock Option Plan, with an exercise price of $1.00, representing fair market value at the grant date, and a five year vesting schedule.

Item 12.                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the ownership of the Class A common stock and common stock of MQ Associates as of December 31, 2003 by:

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

Name of beneficial owner	Number of shares of Common Stock and Class A Common Stock beneficially owned	Percent of class

MQ Investment Holdings, LLC(1)(2)	72,100,000	71.6%
Gene Venesky(3)	10,083,278	10.0%
John K. Luke(4)	10,083,278	10.0%
Thomas C. Gentry(5)	2,914,146	2.9%
Daniel J. Schaefer(6)	2,914,146	2.9%
Michael A. Villa(7)	2,914,146	2.9%
Bruce W. Elder(8)	40,000	*
Evan P. Bakst(2)	72,100,000	71.6%
Mitchell J. Blutt, M.D.(2)	—	—
Donald Tomasso(9)	2,000	*
Nancy-Ann DeParle(10)	20,000	*
Benjamin B. Edmands(2)	72,100,000	71.6%
All directors and executive officers as a group(2)(11)	101,115,993	100.0%

* Less than 1%

(1)	The address of MQ Investment Holdings, LLC is 1221 Avenue of the Americas, New York, New York 10020.

(2)

Reflects shares held of record by MQ Investment Holdings, LLC. Each of Messrs. Bakst and Edmands may be deemed the beneficial owner of the shares of Class A Common Stock owned by MQ Investment Holdings, LLC due to their status as principal of J.P. Morgan Partners, LLC, which controls MQ Investment Holdings, LLC. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(3)	Reflects beneficial ownership of 71,528 exercisable stock options at December 31, 2003, representing vested portion of total grant of 286,112 stock options.

(4)	Reflects beneficial ownership of 71,528 exercisable stock options at December 31, 2003, representing vested portion of total grant of 286,112 stock options.

(5)	Reflects beneficial ownership of 53,646 exercisable stock options at December 31, 2003, representing vested portion of total grant of 214,584 stock options.

(6)	Reflects beneficial ownership of 53,646 exercisable stock options at December 31, 2003, representing vested portion of total grant of 214,584 stock options.

(7)	Reflects beneficial ownership of 53,646 exercisable stock options at December 31, 2003, representing vested portion of total grant of 214,584 stock options.

(8)	Reflects beneficial ownership of 40,000 exercisable stock options at December 31, 2003, representing vested portion of total grant of 200,000 stock options.

(9)	Reflects beneficial ownership of 2,000 exercisable stock options at December 31, 2003, representing vested portion of total grant of 10,000 stock options.

(10)	Reflects beneficial ownership of 20,000 exercisable stock options at December 31, 2003, representing vested portion of total grant of 100,000 stock options.

(11)

Reflects beneficial ownership of 365,994 exercisable stock options at December 31, 2003, representing vested portion of total grant of 1,525,976 stock options to directors and executive officers as a group

Item 13.                                  Certain Relationships and Related Transactions

Transactions with stockholders prior to the consummation of the recapitalization transaction

We currently rent office space for 19 of our 89 centers and our headquarters through rental agreements with Image Properties, LLC, a company affiliated with us through common ownership. Gene Venesky, our Chief Executive Officer and co-founder, and John K. Luke, our President and co-founder, are the owners of Image Properties, LLC. The rental agreements with Image Properties, LLC provide for rental payments in amounts ranging from $6,000 to $77,000 monthly. The rental agreements are typically for ten years with five year renewal options and expire at various dates through 2012.  We made total rental payments under these agreements of $2.7 million, $3.7 million and $3.7 million in 2001, 2002 and 2003, respectively.  MQ Associates guarantees all real estate leases between its subsidiaries and Image Properties, LLC. See Note 15 to the consolidated financial statements of MQ Associates, Inc. for the future minimum payments to be made to Image Properties, LLC under these leases.

MQ Associates had a related party receivable balance of $1.0 million and $0.8 million at December 31, 2002 and 2003, respectively. These related party receivables represent our advances to Image Properties, LLC for building and leasehold improvements made on our behalf. We earn interest income on the receivable balance at a rate of approximately 6% per annum of the outstanding receivable balance.

We incurred expenses related to certain aviation services during the year ended December 31, 2003, including expenses of $0.5, related to services provided by Image Aviation, LLC, a company owned by Gene Venesky, our Chief Executive Officer and co-founder, and John K. Luke, our President and co-founder.

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

On July 16, 2002, MQ Associates entered into a consulting agreement with William T. Carlson, Jr., then a director of MQ Associates. The initial term of the consulting agreement is four years, and automatically renews on the anniversary date of each subsequent year thereafter for a one year term. Pursuant to the consulting agreement, Mr. Carlson has agreed to provide legal services to us in areas such as corporate law matters, government regulatory and compliance matters and mergers and acquisitions. Mr. Carlson is being paid a fee of $30,000 per month, and is also eligible for bonus compensation at the sole discretion of the board of directors of MQ Associates. If Mr. Carlson is terminated without cause, such termination will be effective twelve months after MQ Associates gives notice to Mr. Carlson of his termination. During such twelve month period, Mr. Carlson will continue to receive the fee of $30,000 per month so long as he continues to fulfill his duties under such consulting agreement. In January 2004, the fee paid to Mr. Carlson was reduced to $21,667 per month by mutual agreement.  Prior to the closing of the recapitalization transaction, Mr. Carlson resigned as a director of MQ Associates.

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

In connection with the consummation of the recapitalization transaction, we entered into an indemnification agreement with the then non-management stockholders of our parent, including TA/Advent VIII, L.P., TA/Advent II Atlantic and Pacific IV, L.P., TA Investors LLC and TA Executives Fund LLC, each an affiliate of TA Associates, Inc. and agreed to indemnify them against liabilities arising under the purchase agreement with the initial purchasers of the senior subordinated notes or otherwise in connection with the sale of the senior subordinated notes.

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

•                  Election of directors and observation rights. Pursuant to the stockholders’ agreement, each holder of shares covenants and agrees to cause seven directors to be on the board of directors of MQ Associates, three of whom will be designated by MQ Investment Holdings, LLC, one of whom will be designated by a member of MQ Investment Holdings, LLC, one of whom shall be designated by a majority (which will not include shares held by Daniel J. Schaefer, Michael A. Villa and Thomas C. Gentry) of the stockholders of MQ Associates and two of whom shall be designated by Gene Venesky and John K. Luke, so long as Messrs. Venesky and Luke collectively hold at least 10% of the common stock of MQ Associates or are both members of its senior management. If Messrs. Venesky and Luke’s aggregate ownership falls below 10%, the number of management designees to the board of directors will be reduced to one so long as either Mr. Venesky or Mr. Luke is still a member of senior management or otherwise will be reduced to zero. In addition, MQ Investment Holdings, LLC will have the right to designate one person to serve as an observer at all meetings at the board of directors.

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

Senior credit facility, senior subordinated notes offering and interim financing commitment

JPMorgan Chase Bank or one of its affiliates is a lender under the senior credit facility, as amended. In addition, JPMorgan Chase Bank or its affiliates in conjunction with each of the other initial purchasers or their affiliates agreed to provide us with senior subordinated financing in an aggregate amount of $180.0 million in the event that the offering of the senior subordinated notes was not consummated. J.P. Morgan Securities Inc. was an initial purchaser of the senior subordinated notes and both J.P. Morgan Securities Inc. and JPMorgan Chase Bank are affiliates of MQ Investment Holdings, LLC, which owns approximately 70.0% of our parent’s outstanding capital stock (on a fully diluted basis) and has the right under the stockholders’ agreement to appoint at least a majority of our directors. MQ Investment Holdings, LLC is an affiliate of J.P. Morgan Partners, LLC. Mitchell J. Blutt, M.D., a consultant of J.P. Morgan Partners, LLC, and Evan P. Bakst and Benjamin B. Edmands, principals of J.P. Morgan Partners, LLC, serve as three of our directors.

Item 14.                                                                            Principal Accountant Fees and Services

Fees for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers, LLP were as follows:

	December 31,
	2003	2002

Audit Fees	$149,100	$100,500
Audit-Related Fees	—	—
Tax Fees	298,297	12,376
All Other Fees	49,785	267,600

Total Fees	$497,182	$380,476

Audit fees include fees related to the audit of the consolidated financial statements for the years ended December 31, 2003 and 2002 and the reviews of the three quarters ended for each of the respective years then ended.  Tax fees for 2003 related to tax compliance and consulting services while the 2002 tax fees related to consulting services.  All other fees were incurred in relation to the recapitalization completed in fiscal 2002 and the registration statement filed on Form S-4 completed in February 2003.

The Company’s independent auditors meet on a regular basis with the audit committee throughout the fiscal year.  Annual audit and tax fees are approved in advance by the audit committee during its meeting with the independent auditors in the fourth quarter of every fiscal year.

Part IV

Item 15.                                                                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements

Report of independent auditors

Consolidated financial statements

Consolidated balance sheets December 31, 2003 and 2002

Consolidated statements of operations Years ended December 31, 2003, 2002 and 2001

Consolidated statements of stockholders’ deficit Years ended December 31, 2003, 2002 and 2001

Consolidated statements of cash flows Years ended December 31, 2003, 2002 and 2001

Notes to consolidated financial statements

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

3.1(1)	Certificate of Incorporation of MedQuest, Inc.
3.2(1)	By-laws of MedQuest, Inc.
3.3(1)	Fourth Amended and Restated Certificate of Incorporation of MQ Associates.
3.4(1)	Second Amended and Restated By-laws of MQ Associates.
4.1(1)	Indenture by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors parties thereto, and Wachovia Bank, National Association, as Trustee dated as of August 15, 2002.
4.2(1)	Form of Senior Subordinated Note, Series B, due 2012 (included as exhibit B to the Indenture filed as Exhibit 4.1).
4.3(1)	Registration Rights Agreement by and among MedQuest, Inc., the guarantors listed therein, J.P. Morgan Securities Inc., UBS Warburg LLC and Wachovia Securities, Inc. dated as of August 15, 2002.
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

4.6(3)

Third Supplemental Indenture, dated as of June 19, 2003, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Illinois Diagnostic Imaging, Inc. and Wachovia Bank, National Association, as Trustee

4.7

Fourth Supplemental Indenture, dated as of December 17, 2003, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Medical Scheduling of Missouri, LLC and Wachovia Bank, National Association, as Trustee.

4.8

Fifth Supplemental Indenture, dated as of January 14, 2004, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, William S. Witt, Inc. and Wachovia Bank, National Association, as Trustee.

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

10.16(2)	Service Maintenance Agreement by and between MQ Associates and Hitachi Medical Systems America, Inc., dated as of January 1, 2001.
10.17(4)	2003 Stock Option Plan.
10.18	Corporate Compliance Plan.
12.1	Statement re: computation of ratios of earning to fixed charges.
21.1	List of subsidiaries of MQ Associates.
31.1	Certification of Gene Venesky pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Thomas C. Gentry pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3) Incorporated by reference to Exhibit 4.1 as filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003.

(4) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003.

(b)                                 We filed Form 8-K during the quarter ended December 31, 2003 as follows:

(1) Form 8-K related to press release dated November 5, 2003

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

Signature	Title	Date

/s/ Gene Venesky	Chief Executive Officer,	March 26, 2004
Gene Venesky	Secretary, Treasurer and Director (Principal Executive Officer)

/s/ Thomas C. Gentry	Chief Financial Officer, Assistant	March 26, 2004
Thomas C. Gentry	Secretary, Assistant Treasurer (Principal Financial and Accounting Officer)

/s/ John K. Luke	President and Director	March 26, 2004
John K. Luke

/s/ Evan P. Bakst	Director	March 26, 2004
Evan P. Bakst

/s/ Mitchell J. Blutt, M.D.	Director	March 26, 2004
Mitchell J. Blutt, M.D.

/s/ Nancy-Ann DeParle	Director	March 26, 2004
Nancy-Ann DeParle

/s/ Benjamin B. Edmands	Director	March 26, 2004
Benjamin B. Edmands

/s/ Donald C. Tomasso	Director	March 26, 2004
Donald C. Tomasso

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering MQ Associates, Inc.’s last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders covering the 2003 fiscal year or will be sent to security holders subsequent to the filing of this report.

Report of Independent Auditors

To Board of Directors and Stockholders of
MQ Associates, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of MQ Associates, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 and Note 6 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

March 8, 2004
Atlanta, Georgia

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands, except share data)

	2003	2002

ASSETS

Current assets
Cash and cash equivalents	$6,731	$3,230
Patient receivables, net of allowance for doubtful accounts of $1,685 and $1,269	61,490	46,157
Related party receivables	782	1,000
Income taxes receivable	—	2,676
Other receivables	2,049	965
Prepaid expenses and other	2,619	2,854
Deferred income taxes	594	498

Total current assets	74,265	57,380

Property and equipment, net	82,107	83,655
Goodwill	33,855	32,662
Intangible assets, net	10,722	7,268
Debt issue costs, net	13,384	12,182
Other	9,148	5,279

	$223,481	$198,426

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands, except share data)

	2003	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$6,596	$4,292
Accrued payroll and related taxes	5,371	3,528
Other accrued expenses	14,958	13,631
Current portion of long-term debt	600	—
Current portion of obligations under capital leases	1,584	922
Total current liabilities	29,109	22,373

Long-term debt	244,966	235,213
Obligations under capital leases	2,517	2,729
Deferred income taxes	8,174	6,258
Other long-term liabilities	499	73
Total liabilities	285,265	266,646

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized issued and outstanding	35,000	35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized issued and outstanding	15,000	15,000
	50,000	50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital	63,389	62,113
Accumulated deficit	(175,274)	(180,434)
Total stockholders’ deficit	(111,784)	(118,220)
	$223,481	$198,426

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001

Net revenues from services	$242,912	$203,411	$142,322

Costs and expenses
Operating expenses, excluding depreciation	105,062	89,358	61,014
Marketing, general and administrative expenses	76,453	61,474	55,554
Depreciation and amortization	28,286	23,950	17,488

Income from operations	33,111	28,629	8,266

Interest expense	24,383	26,721	8,560
Interest income	(18)	(101)	(330)
Equity in earnings of unconsolidated joint venture	(22)	—	—

Income before provisions for income taxes	8,768	2,009	36

Provision for income taxes	3,608	788	4,020

Minority interest in net income of consolidated subsidiaries	—	40	110

Net income (loss)	$5,160	$1,181	$(4,094)

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share data)

					Old Series of Common Stock				Notes Receivable, Stockholders	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A Common Stock		Common Stock				Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	$—	—	$—	5,830,000	$58	750,000	$8	$(1,448)	$1,357	$(75,889)	$(75,914)

Common stock purchased and retired					(894,001)	(9)					(18,541)	(18,550)
Beneficial conversion feature on issuance of Series C convertible redeemable preferred stock										6,704		6,704
Capital contribution										100		100
Stock compensation expense										9,388		9,388
Accretion of Series C convertible redeemable preferred stock										(6,704)	(16,244)	(22,948)
Accrued interest on notes receivable, stockholders									(83)			(83)
Net loss											(4,094)	(4,094)

Balance, December 31, 2001	—	—	—	—	4,935,999	49	750,000	8	(1,531)	10,845	(114,768)	(105,397)

Conversion of shares					4,105,393	41				85,681		85,722
Redemption of shares					(7,407,963)	(74)	(49,959)	(1)		(96,525)	(51,841)	(148,441)
Sale of common stock	72,100,000	72								72,028		72,100
Stock issuance fees										(9,916)		(9,916)
Reclassification of shares			28,605,000	29	(1,633,429)	(16)	(700,041)	(7)			(15,006)	(15,000)
Settlement of notes receivable, stockholders										1,531		1,531
Net income											1,181	1,181
Balance, December 31, 2002	72,100,000	72	28,605,000	29	—	—	—	—	—	62,113	(180,434)	(118,220)

Income tax effect of stock issuance costs										1,276		1,276
Net income											5,160	5,160
Balance, December 31, 2003	72,100,000	$72	28,605,000	$29	—	$—	—	$—	$—	$63,389	$(175,274)	$(111,784)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$5,160	$1,181	$(4,094)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Depreciation and amortization	28,286	23,950	17,488
Amortization of bond discount	148	145	—
Amortization of debt issuance costs	1,713	574	—
Stock compensation expense	—	—	9,388
Bad debt expense	9,593	7,295	4,866
Deferred income taxes	3,096	2,693	1,649
Equity in earnings of unconsolidated joint venture	(22)	—	—
Minority interest in net income of consolidated subsidiaries	—	40	110
Accrued interest on notes receivable, stockholders	—	—	(83)
Loss (gain) on disposal of property and equipment	96	(73)	—
Changes in operating assets and liabilities
Patient receivables	(24,708)	(21,433)	(17,038)
Related party and other receivables	2,628	(2,087)	(357)
Prepaid expenses and other current assets	232	(661)	(146)
Other assets	(1,453)	6	(36)
Accounts payable	2,304	(1,229)	2,274
Accrued payroll and related taxes	1,843	1,198	1,419
Other accrued expenses	1,756	4,592	4,902
Net cash and cash equivalents provided by operating activities	30,672	16,191	20,342

Cash flows from investing activities
Purchase of property and equipment	(22,999)	(32,889)	(25,900)
Acquisitions of businesses	(6,922)	(17,385)	(34,232)
Proceeds from loan repayments	133	103	—
Investment in unconsolidated joint venture	(809)	—	—
Proceeds from stockholders loan repayments	—	1,531	—
Proceeds from sale of property and equipment	138	—	—
Other	(4,030)	(2,000)	—
Net cash and cash equivalents used for investing activities	(34,489)	(50,640)	(60,132)

Cash flows from financing activities
Proceeds from notes payable	—	18,909	62,870
Proceeds from (payments on) line of credit	—	(2,350)	6,000
Payments on notes payable	—	(12,317)	(13,421)
Payments on capital leases	(1,467)	(3,770)	(3,853)
Proceeds from issuance of convertible preferred stock, net of transaction costs	—	—	9,719
Purchase of common stock from stockholders	—	—	(18,550)
Sale of preferred stock	—	35,000	—
Sale of common stock	—	72,100	—
Payment of debt issuance costs	(2,915)	(12,756)	—
Proceeds from senior credit facility	37,188	56,000	—
Payments on senior credit facility	(85,188)	—	—
Proceeds from senior subordinated debt, net of bond discount	—	176,167	—
Repayment of notes, line of credit and leases	—	(116,778)	—
Redemption of preferred and common stock	—	(168,001)	—
Payment of stock issuance fees	—	(9,916)	—
Capital contribution	—	—	100
Proceeds from long-term debt	60,000	—	—
Payments on long-term debt	(300)	—	—
Net cash and cash equivalents provided by financing activities	7,318	32,288	42,865
Net increase (decrease) in cash and cash equivalents	3,501	(2,161)	3,075
Cash and cash equivalents, beginning of year	3,230	5,391	2,316
Cash and cash equivalents, end of year	$6,731	$3,230	$5,391
Supplemental disclosure of cash flow information
Cash paid for interest	$22,875	$18,853	$9,648
Cash paid for taxes	$141	$1,918	$3,017
Supplemental schedule of noncash investing and financing activities Acquisition of businesses
Fair value of assets acquired	$6,922	$17,427	$34,842
Less liabilities assumed	—	(42)	(610)
	$6,922	$17,385	$34,232
Equipment acquired through capital lease	$1,917	$4,335	$5,303

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share date)

1.         Business

MQ Associates, Inc. and subsidiaries (the “Company”) operate eighty-five outpatient diagnostic imaging centers in locations throughout the southeastern and southwestern United States of America.  The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and extend credit to governmental, national and local insurance carriers, as well as individual patients who reside in the respective service areas.  The Company operates in one reportable segment.

2.         Summary of Significant Accounting Policies

Principles of consolidation

MedQuest, Inc. (“MedQuest”) is a wholly-owned subsidiary of MQ Associates, Inc. (“MQA”).  MQA has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest.  The consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises direct or indirect control, and for which control is other than temporary.  The Company uses the equity method of accounting for its investment in a joint venture at December 31, 2003.  All intercompany transactions have been eliminated in consolidation.

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

Property and equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives.  Leasehold improvements are classified as property and equipment and are amortized using the straight-line method over the shorter of lease terms or the economic useful lives of the assets.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.  Deposits made on equipment are recorded as non-current other assets until the equipment is installed and accepted, as which time it is reclassified into property and equipment.

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

Revenue recognition

Revenue is recognized as services are rendered.  Revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including estimated contractual adjustments under reimbursement agreements with third-party payors.  The Company provides for an estimate of bad debts for accounts receivable balances that will ultimately become uncollectible and also provides for specific accounts that have been identified as uncollectible.  This estimate of bad debts is approximately 2.5% to 3.0% of gross revenue and is based upon the Company’s historical bad debt experience.

The components of the allowance for doubtful accounts for the years ended December, 31 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Beginning balance	$1,269	$987	$485
Bad debt expense	9,593	7,295	4,866
Write-offs	(9,177)	(7,013)	(4,364)
Ending balance	$1,685	$1,269	$987

Operating expenses, excluding depreciation

Operating expenses, excluding depreciation, consists of compensation related to radiologists, technicians and transcriptionists, combined with supplies, building rental, utilities and other expenses directly related to generating service revenue.

Advertising expense

The Company expenses all advertising costs as incurred. Advertising expense was $2,622, $2,415 and $1,707 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Concentrations of credit risk

The Company grants credit without collateral to its patients, most of who are residents of areas surrounding the centers and are insured under third-party payor agreements.  The mix of receivables from patients and third-party payors was as follows:

	December 31,
	2003	2002

Blue Cross/Blue Shield	21%	19%
Medicare	19	18
Managed Care	18	26
Other third-party payors	15	10
Commercial	9	6
Workers Compensation	7	7
Medicaid	5	6
HMO	4	5
Patients	2	3

	100%	100%

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

Fair value of financial instruments

The carrying value of cash and cash equivalents, patient receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts.  Borrowings under the revolving credit facility, Tranche B term facility, and $47,500 of the senior subordinated notes, which is linked to an interest rate swap agreement, bear interest at variable rates, which approximates market.  The remaining $132,500 of long-term debt bears interest at a fixed rate and its fair value was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The estimated fair value of the fixed rate portion of the Company’s long-term debt was $6,525 above its carrying value at December 31, 2003 and approximated fair value at December 31, 2002.

Derivative financial instruments

The Company may, from time to time, use derivative financial instruments to reduce exposure to adverse fluctuations in interest rates.  When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  The Company formally considers both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.  Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposure being hedged.  Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2002 to conform to the presentation for the year ended December 31, 2003.

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

•

MedQuest, as borrower, entered into an $80,000 senior credit facility and issued $180,000 in 11 7/8% senior subordinated notes to fund a portion of the recapitalization transaction.  MQA and all of the subsidiaries of MedQuest are guarantors under the senior credit facility and the senior subordinated notes.

4.         Acquisitions

During the years ended December 31, 2003 and 2002, the Company acquired two and seven entities that provide medical diagnostic imaging services to patients.  Each acquisition was accounted for using the purchase method of accounting and the results of operations for each entity have been included in the consolidated financial statements as of the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and the aggregate purchase price during the years ended December 31:

	2003	2002
Accounts receivable	$218	$1,202
Property and equipment	1,600	4,795
Non-compete agreements	115	635
Certificates of need	3,796	4,511
Goodwill	717	5,798
Other assets	—	9
Liabilities assumed	—	(42)

Aggregate purchase price	$6,446	$16,908

The Company also made adjustments to intangibles during the years ended December 31, 2003 and 2002 for acquisitions completed during the year ended December 31, 2001 amounting to $476 and $477, respectively.

The goodwill acquired in relation to the above transactions is expected to be deductible for tax purposes.  All of the acquisitions made during the years ended December 31, 2003 and 2002 were consummated in order to expand market share.  The weighted average amortization period for acquired intangibles subject to amortization was 30 months and 31 months for acquisitions made during the years ended December 31, 2003 and 2002, respectively.

The unaudited pro forma results of operations for the years ended December 31, 2003 and 2002, reflect operations as if MQA and the entities described above had been combined as of January 1, 2002.  The unaudited pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or which may result in the future.

	Unaudited pro forma Year ended December 31,
	2003	2002

Net revenues from services	$244,782	$205,848

Net income	$5,901	$1,357

5.         Property and Equipment

Property and equipment, including assets held under capital leases, consisted of the following:

		December 31,
	Useful lives in years	2003	2002

Technical equipment	5	$128,905	$113,593
Leasehold improvements	5 to 39	30,274	24,596
Office equipment and other	7	7,373	5,047
Computer equipment	3	7,373	4,855
Furniture and fixtures	7	4,089	3,639

		178,014	151,730

Less accumulated depreciation		95,907	68,075

		$82,107	$83,655

Depreciation expense amounted to $27,829, $23,665 and $16,555 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.         Goodwill and Intangible Assets

Information related to intangibles subject to amortization and intangibles not subject to amortization is as follows:

	December 31,
	2003	2002

Intangibles subject to amortization

Non-compete agreements:

Gross carrying amount	$2,157	$2,042
Accumulated amortization	(1,602)	(1,145)

	$555	$897

	December 31,
	2003	2002

Intangibles not subject to amortization

Certificates of need:

Gross carrying amount	$10,167	$6,371

The changes in the carrying amount of goodwill are as follows:

	Years ended December 31,
	2003	2002

Beginning balance, net	$32,662	$26,387

Acquired	717	5,798
Impairment losses	—	—
Adjustments	476	477

Ending balance, net	$33,855	$32,662

The results for the year ended December 31, 2001 on a historical basis do not reflect the provisions of SFAS 142. If the Company had adopted SFAS 142 on January 1, 2001, the historical amounts would have been changed to the adjusted amounts as follows:

Year ended December 31, 2001

Net loss, as reported	$(4,094)

Add: Goodwill amortization, net of tax	423

Net loss, as adjusted	$(3,671)

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows:

Year ending December 31,	Estimated amortization expense

2004	$266
2005	144
2006	82
2007	51
2008	12

Amortization expense amounted to $457, $293 and $933 for the years ended December 31, 2003, 2002 and 2001, respectively.

7.         Other Accrued Expenses

Other accrued expenses consisted of the following:

	December 31,
	2003	2002

Accrued interest payable	$7,278	$7,632
Accrued radiologist fees and bonuses	3,359	3,324
Other	3,090	1,368
Accrued operating costs	1,231	1,307

	$14,958	$13,631

8.         Obligations under Capital Lease

The Company leases technical equipment under capital lease agreements that expire in December 2006.  The Company records the asset and related liability at the net present value of the lease payments using an imputed interest rate of 5% at December 31, 2003.

Future minimum capital lease payments are as follows:

Year
2004	$1,698
2005	1,654
2006	1,038

Total minimum lease payments	4,390

Less interest portion	289

Present value of minimum lease payments, including current portion of $1,584	$4,101

Property and equipment held under capital lease obligations was $3,880 and $3,468, net of accumulated depreciation of $2,371 and $867 at December 31, 2003 and 2002, respectively.

9.         Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2003	2002

Revolving credit facility, due August 2007	$8,000	$56,000

Tranche B term facility, due through September 2009	59,700	—

11 7/8% senior subordinated notes, net of discount of $3,538 and $3,687, due August 2012	176,462	176,313

	244,162	232,313
Fair value adjustment related to 11 7/8% senior subordinated notes	1,404	2,900
Less current portion of long-term debt	600	—

	$244,966	$235,213

Senior credit facility

In September 2003, the Company amended its senior credit facility to allow for borrowings not to exceed $60,000 under a Tranche B term facility.  Concurrent with the amendment of the senior credit facility, the Company also borrowed $60,000 under the Tranche B term facility and applied the net proceeds against the borrowings outstanding under the senior credit facility.

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

The Senior Credit Facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, senior leverage and fixed charge coverage ratios.  The Company was in compliance with all covenants under the Senior Credit Facility at December 31, 2003.

Revolving credit facility

Borrowings under the revolving credit facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at December 31, 2003 are based upon the prime rate (4.00% at December 31, 2003). The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined.  Borrowings available under the revolving credit facility, net of $1,118 in letters of credit, amount to $70,882 at December 31, 2003.

Tranche B term facility

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum.  Borrowings are based upon the Eurodollar rate (1.16% at December 31, 2003) and amounted to $59,700 at December 31, 2003.

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

Debt issuance costs amounting to $19,169, with respect to the Senior Credit Facility, and Notes, were capitalized and are being amortized into interest expense over the lives of the related debt instruments.

Future maturities of long-term debt, including the effects of the bond discount, are as follows:

Year ending December 31,	Amount

2004	$600
2005	600
2006	600
2007	8,600
2008	28,800
2009	28,500
Thereafter	176,462

$244,162

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

The Series A Preferred Stock and Series B Preferred Stock may be redeemed at the option of the holder upon the consummation of a UPO at a redemption price of $35,000 for all of the Series A Preferred Stock and $15,000 for all of the Series B Preferred Stock.  Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock.  In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned UPO or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock.  The Company has not accreted to the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because the Company does not believe that the redemption trigger is probable as of December 31, 2003.

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

11.      Capital Structure

As a condition of the recapitalization, MQA amended its articles of incorporation to effect a change in its capital structure.  The amended articles of incorporation authorize 385,000,000 shares of capital stock consisting of (i) 195,000,000 shares of Common Stock, par value $.001, (ii) 115,000,000 shares of Class A common stock, $.001 par value, and (iii) 75,000,000 shares of Preferred Stock, par value $.001, of which (a) 35,000,000 shares are designated as Series A Convertible Redeemable Preferred Stock, (b) 15,000,000 shares are designated as Series B Convertible Redeemable Preferred Stock, and (c) 25,000,000 shares are not designated at December 31, 2003.

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

13.                   Derivative Financial Instrument

In August 2002, MedQuest entered into an interest rate swap agreement related to the fixed interest obligations on the 11 7/8% senior subordinated notes.  The agreement requires MedQuest to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47,500 for a term of ten years.  This derivative instrument has been accounted for as a fair value hedge of the fair market value of the Notes and was 100% effective for the year ended December 31, 2003.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the Notes.  The fair market value of this derivative instrument in the amount of $1,404 and $2,900 has been presented as a component of Other Assets in the consolidated balance sheet at December 31, 2003 and 2002.

14.                   Commitments and Contingencies

(a) The Company leases office space and radiology equipment under non-cancelable operating lease agreements and has certain other maintenance agreements for its various centers.  The leases and maintenance agreements expire at various dates through 2017.  Certain of the leases for office space are with related parties (see Note 15).

The future minimum payments under lease agreements are as follows:

Year	Related Party	Non-related Party	Total

2004	$3,732	$8,833	$12,565
2005	3,732	7,835	11,567
2006	3,732	6,436	10,168
2007	3,732	5,580	9,312
2008	3,732	3,662	7,394
Thereafter	—	7,556	7,556

	$18,660	$39,902	$58,562

Rent expense for non-related party leases, which includes short-term equipment rentals, was $9,830, $9,252, and $6,581 for the years ended December 31, 2003, 2002 and 2001, respectively.  The Company’s maintenance expense related to the non-cancelable maintenance agreements was $8,481, $5,787 and $4,509 for the years ended December 31, 2003, 2002 and 2001, respectively.  Rent expense for related party leases was $3,676, $3,725 and $2,687 for the years ended December 31, 2003, 2002 and 2001, respectively.

(b) The Company has employment agreements with the its executive officers that provide for the payment of a base salary plus a bonus, and include non-compete provisions for up to two years following the executive officer’s termination of employment.  The employment agreements have terms that expire in August 2007 and provide that if the executive officer is terminated without cause, such executive officer is entitled to receive payments equal to the base salary amount for a specified period time, which could extend up to 24 months, depending upon the executive officer.  The base salaries provided for during the entire term of the employment agreements amounts to $1,780 per year.

(c) In February 2003, the Company received a request for documents from the United States Department of Justice regarding the Company’s billing and other practices.  While management believes that it is in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, the Company could be subject to fines and penalties and could be excluded from government reimbursement programs.  Any such result could have a material adverse affect on the Company’s financial position and results of operations.

(d)  In February 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against the Company, its subsidiaries, officers and directors, as well as various physician groups that conduct business with the Company (“Class Action”).  The Class Action raises questions concerning the legality of the purchase service agreements.  In October 2003, the original assigned judge recused herself due to a conflict of interest and a new judge was assigned.  Due to the continuing preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, management is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss.  However, management believes that these agreements neither violate the Georgia Act nor are improper under Georgia law and will vigorously defend the Class Action.  However, management can give no assurances of the ultimate impact on the Company’s financial position or results of operations.

(e) From time to time, MQA or its subsidiaries are defendants in legal actions involving claims arising in the normal course of business.  The Company believes that, as a result of its legal defenses and insurance arrangements, it is remote that the ultimate resolution of these actions will have a material effect on the financial condition, results of operations or cash flows of the Company taken as a whole.

Management believes that it has adequately reserved for those liabilities related to the aforementioned legal contingencies.

15.                   Related Party Transactions

The Company rents office space for 19 of its centers and its headquarters through rental agreements with Image Properties, L.L.C. (“Image”), a company owned by two of the Company’s shareholders who also are the Chief Executive Officer and President.  The rental agreements provide for rental payments in amounts ranging from $6 to $77 monthly.  The rental agreements typically are for ten-year terms with five-year renewal options.  The leases expire at various dates through 2008 (see Note 14).

The Company makes advances to Image for building and leasehold improvements made on behalf of the Company.  The Company also regularly rents properties from Image.  MQA had related party receivables of $782 and $1,000 at December 31, 2003 and 2002, for costs incurred on behalf of Image.  The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.

The Company incurred expenses related to certain aviation services during the year ended December 31, 2003, including expenses of $510, related to services provided by Image Aviation, LLC, a company owned by two of the Company’s stockholders who also are the Chief Executive Officer and President.

In connection with the recapitalization, the Company paid “success fees” to certain executive officers, other employees and a consultant in the aggregate amount of $2.9 million. The Chief Executive Officer and President both received success fees of approximately $1.0 million.  An executive officer also received success fees of approximately $0.3 million. The total amount of the success fees and the specific amounts paid were determined by the significant stockholders of MQA.

16.                   Income Taxes

The provision for federal and state income taxes is as follows:

	Year ended December 31,
	2003	2002	2001
Current tax expense
Federal	$—	$(2,515)	$1,867
State	512	610	504

	512	(1,905)	2,371

Deferred tax expense
Federal	2,903	3,329	1,401
State	193	(636)	248

	3,096	2,693	1,649

	$3,608	$788	$4,020

Deferred income taxes are primarily the result of reporting depreciation and amortization, and the accrual of certain expenses differently for income tax and financial reporting purposes and the benefit from unused operating loss carryforwards.  The net operating loss carryforwards, which expire during the years 2006 to 2023, are approximately $15,695 and $40,341 for federal and state income tax purposes.  Management has recorded a valuation allowance for a portion of these carryforwards based on expected utilization.  The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	December 31,
	2003	2002

Deferred tax assets
Loss carryforwards	$7,881	$1,887
Other accrued expenses	594	498

	8,475	2,385

Valuation allowance	(124)	(124)

Total deferred tax assets	8,351	2,261

Deferred tax liabilities
Depreciation and amortization	$(15,931)	$(8,021)

Total deferred tax liabilities	$(15,931)	$(8,021)

The tax provision differs from the amount that would be calculated by applying the federal statutory rate of 34% to income before income taxes as follows:

	Year ended December 31,
	2003	2002	2001

Federal statutory rate	$2,981	$683	$12
State income taxes	531	105	525
Valuation allowance	—	45	79
Minority interest in net income of consolidated subsidiaries	—	(13)	(37)
Nondeductible stock compensation expense	—	—	3,191
Other, net	96	(32)	250

Provision for income taxes	$3,608	$788	$4,020

17.                   Retirement Plan

The Company maintains a defined contribution plan (the “Plan”) for all eligible employees.  Under the Plan, employees who have completed nine months of service and have met certain other eligibility requirements may make voluntary contributions to the retirement program in the form of salary reductions.  The Company, at the discretion of the Board of Directors, may make contributions to the Plan equal to a percentage of each employee’s wages.  Employer contributions for the years ended December 31, 2003, 2002 and 2001 amounted to $182, $161 and $110, respectively.

18.  Stock Option Plan

In April 2003, the Company adopted an employee stock option plan (“2003 Stock Option Plan”) that provides for the issuance of incentive stock options and non-qualified stock options for the purchase of 16,999,999 shares of the Company’s common stock.  The 2003 Stock Option Plan was adopted with an effective date of January 1, 2003 and terminates ten years from the effective date, unless terminated sooner.  Options vest ratably over either four or five year periods on successive grant date anniversaries and may be issued at a grant price of no less than fair market value on the date of grant.

The following table summarizes information about stock options issued during the year ended December 31, 2003:

	Options	Exercise Price	Weighted Average Exercise Price
Outstanding, January 1, 2003	—	—	—
Granted	3,016,000	$1.00	$1.00
Forfeited	55,000	1.00	1.00
Cancelled	—	—	—
Outstanding, December 31, 2003	2,961,000	$1.00	$1.00
Exercisable, December 31, 2003	—
Shares available for future grants	14,038,999

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

The following table reflects pro forma net income as if the Company had elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

Year ended December 31, 2003

Net income:

As reported	$5,160

Fair value based compensation cost, net of taxes	51

Pro forma	$5,109

The pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock options is amortized to expense over the vesting period and additional options my be granted in future years.

The weighted average fair value of options at their grant date, where the exercise price equaled the market price, amounted to $445 for the year ended December 31, 2003.  The estimated fair value of stock options granted was calculated using the Black-Scholes option-pricing model.  The weighted average assumptions were as follows:

Risk-free interest rate	3.26%
Expected dividend yield	0.0%
Expected lives (in years)	5

The Company used the minimum value method in determining the expected volatility of the common stock underlying the stock options.

In January 2004, the Company issued 1,533,471 stock options under the 2003 Stock Option Plan.  Of these issuances, 1,215,971 stock options, in the aggregate, were issued to certain executive officers of the Company.  These options were issued as incentive stock options with exercise prices ranging from $1.50 to $3.00 and a four year vesting period.  The remaining 317,500 stock options were issued as non-qualified stock options with an exercise price of $1.05 and a five year vesting period.

19.  Results of Quarterly Operations (unaudited)

The following table presents certain unaudited quarterly consolidated statements of operations data for each of the eight quarters beginning January 1, 2002 and ending December 31, 2003. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	First Quarter	Second Quarter	Third Quarter, as restated	Fourth Quarter	Total
2003
Net revenues from service	$55,747	$59,613	$63,803	$63,749	$242,912
Operating expenses	24,579	25,815	27,305	27,363	105,062
MG&A expenses	17,697	18,922	19,416	20,418	76,453
Depreciation and amortization	6,881	7,301	6,739	7,365	28,286

Income from operations	6,590	7,575	10,343	8,603	33,111

Interest expense, net	5,810	6,057	6,174	6,324	24,365
Equity in earnings of unconsolidated joint venture	—	—	—	(22)	(22)
Provision for income taxes	312	608	1,677	1,011	3,608

Net Income	$468	$910	$2,492	$1,290	$5,160

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002
Net revenues from service	$46,143	$50,289	$52,689	$54,290	$203,411
Operating expenses	19,293	22,226	23,255	24,584	89,358
MG&A expenses	13,958	15,503	15,572	16,441	61,474
Depreciation and amortization	5,358	5,613	6,002	6,977	23,950

Income from operations	7,534	6,947	7,860	6,288	28,629

Interest expense, net	3,106	2,982	14,450	6,082	26,620
Provision for income taxes	1,755	1,586	(2,636)	83	788
Minority interest in net income of consolidated subsidiaries	40	—	—	—	40

Net Income	$2,633	$2,379	$(3,954)	$123	$1,181

The Company’s interim consolidated financial statements for the three months and nine months ended September 30, 2003 have been restated from amounts previously reported to correct the accounting for income tax treatment of certain costs incurred in relation to the recapitalization transaction.  The tax effects were previously recorded as a reduction of income tax expense and were overstated in part.  The revised tax effects have now been reflected as an increase in additional paid-in capital.  The following table reflects those amounts that have been restated in the Company’s consolidated balance sheet and statement of operations:

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	As reported	Restatement	As restated	As reported	Restatement	As restated

Income Taxes	$(177)	$1,854	$1,677	$743	$1,854	$2,597

Net Income	4,346	(1,854)	2,492	5,725	(1,854)	3,871

Deferred Income Tax Liabilities	6,258	578	6,836	6,258	578	6,836

Additional paid-in capital	62,113	1,276	63,389	62,113	1,276	63,389

Accumulated Deficit	$(174,709)	$(1,854)	$(176,563)	$(174,709)	$(1,854)	$(176,563)

20.                               Consolidating Financial Statements

The following tables present consolidating financial information as required for the years ended December 31, 2001, 2002 and 2003 for: 1) MQA (parent); 2) MedQuest, Inc. (issuer); 3) the guarantors (on a combined basis) of MedQuest, Inc.’s notes (which represent all of MedQuest, Inc.’s subsidiaries) and 4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates. Separate financial statements of MedQuest, Inc., as issuer of the notes, and the subsidiary guarantors are not presented because: 1) each subsidiary guarantor is 100% owned by MQA, 2) all guarantees are full and unconditional, and 3) all guarantees are joint and several.

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

	December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	794	2,436		$3,230
Patient receivables, net of allowance for doubtful accounts			46,157		46,157
Related party receivables			1,000		1,000
Income tax receivable			2,676		2,676
Other receivables			965		965
Prepaid expenses and other			2,854		2,854
Deferred income taxes			498		498
Total current assets		794	56,586		57,380

Property and equipment, net			83,655		83,655
Goodwill			32,662		32,662
Intangible assets, net			7,268		7,268
Investment in subsidiary	2,980	12,843		(15,823)
Debt issue costs		12,182			12,182
Other		2,901	2,378		5,279
Total assets	2,980	28,720	182,549	(15,823)	198,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			4,292		4,292
Accrued payroll and related taxes			3,528		3,528
Other accrued expenses		7,632	5,999		13,631
Current portion of obligations under capital leases			922		922
Total current liabilities		7,632	14,741		22,373

Intercompany payable	71,200	(217,105)	145,905		—
Long-term debt		235,213			235,213
Obligations under capital leases			2,729		2,729
Other long-term liabilities			73		73
Deferred income taxes			6,258		6,258
Total liabilities	$71,200	25,740	169,706	—	$266,646

The accompanying notes are an integral part of the consolidated financial statements.

	December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Commitments and contingencies

Redeemable preferred stock
Series A redeemable, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	$35,000				$35,000
Series B redeemable, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A Common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 shares issued and outstanding	72				72
Common stock; $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	62,113				62,113
Accumulated deficit	(180,434)	2,980	12,843	(15,823)	(180,434)
Total stockholders’ deficit	(118,220)	2,980	12,843	(15,823)	(118,220)
Total liabilities and stockholders’ deficit	$2,980	28,720	182,549	(15,823)	$198,426

The accompanying notes are an integral part of the consolidated financial statements

	December 31, 2003
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—		6,731		$6,731
Patient receivables, net of allowance for doubtful accounts			61,490		61,490
Related party receivables			782		782
Refundable income taxes			—		—
Other receivables			2,049		2,049
Prepaid expenses and other			2,619		2,619
Deferred income taxes			594		594
Total current assets			74,265		74,265

Property and equipment, net			82,107		82,107
Goodwill			33,855		33,855
Intangible assets, net			10,722		10,722
Investment in subsidiary	11,138	42,130		(53,268)
Debt issue costs		13,384			13,384
Other		1,404	7,744		9,148
Total assets	11,138	56,918	208,693	(53,268)	223,481

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			6,596		6,596
Accrued payroll and related taxes			5,371		5,371
Other accrued expenses		7,278	7,680		14,958
Equipment line of credit
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,584		1,584
Total current liabilities		7,878	21,231		29,109

Intercompany payable	72,922	(207,064)	134,142		—
Long-term debt		244,966			244,966
Obligations under capital leases			2,517		2,517
Other long-term liabilities			499		499
Deferred income taxes			8,174		8,174
Total liabilities	$72,922	45,780	166,563	—	$285,265

The accompanying notes are an integral part of the consolidated financial statements.

	December 31, 2003
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Commitments and contingencies

Redeemable preferred stock
Series A redeemable, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	$35,000				$35,000
Series C redeemable, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A Common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 shares issued and outstanding	72				72
Common stock; $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	63,389				63,389
Accumulated deficit	(175,274)	11,138	42,130	(53,268)	(175,274)
Total stockholders’ deficit	(111,784)	11,138	42,130	(53,268)	(111,784)
Total liabilities and stockholders’ Deficit	$11,138	56,918	208,693	(53,268)	$223,481

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2001
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		142,322		$142,322
Costs and expenses
Operating expenses, excluding depreciation			61,014		61,014
Marketing, general and administrative expenses			55,554		55,554
Depreciation and amortization			17,488		17,488
Income from operations			8,266		8,266

Interest expense	443		8,117		8,560
Interest income			(330)		(330)
Income (loss) before provision for income taxes	(443)		479		36
Provision (benefit) for income taxes			4,020		4,020
Minority interest in net income of consolidated subsidiaries			110		110
Equity in earnings of consolidated subsidiaries	(3,651)			3,651
Net income (loss)	$(4,094)		(3,651)	3,651	$(4,094)

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2002
	MQ Associates, Inc.	MedQuest,Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		203,411		$203,411
Costs and expenses
Operating expenses, excluding depreciation			89,358		89,358
Marketing, general and administrative expenses			61,474		61,474
Depreciation and amortization			23,950		23,950
Income from operations			28,629		28,629

Interest expense	1,799	8,215	16,707		26,721
Interest income			(101)		(101)
Income (loss) before provision for income taxes	(1,799)	(8,215)	12,023		2,009
Provision (benefit) for income taxes			788		788
Minority interest in net income of consolidated subsidiaries			40		40
Equity in earnings	2,980	11,195		(14,175)	—
Net income (loss)	$1,181	2,980	11,195	(14,175)	$1,181

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2003
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		242,912		$242,912
Costs and expenses
Operating expenses, excluding depreciation			105,062		105,062
Marketing, general and administrative expenses			76,453		76,453
Depreciation and amortization			28,286		28,286
Income from operations			33,111		33,111

Interest expense	2,998	21,129	256		24,383
Interest income			(18)		(18)
Equity in earnings of unconsolidated joint venture			(22)		(22)
Income (loss) before provision for income taxes	(2,998)	(21,129)	32,895		8,768
Provision (benefit) for income taxes			3,608		3,608
Equity in earnings	8,158	29,287		(37,445)	—
Net income (loss)	$5,160	8,158	29,287	(37,445)	$5,160

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2001
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(4,094)	—	(3,651)	3,651	$(4,094)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			17,488		17,488
Stock compensation expense			9,388		9,388
Bad debt expense			4,866		4,866
Deferred income taxes			1,649		1,649
Minority interest in income of consolidated subsidiaries			110		110
Equity in earnings of consolidated subsidiaries	3,651			(3,651)	—
Accrued interest on notes receivable, stockholder			(83)		(83)
Changes in operating assets and liabilities
Patient receivables			(17,038)		(17,038)
Intercompany payable	443			(443)	—
Intercompany receivable			(443)	443	—
Related party and other receivables			(357)		(357)
Prepaid expenses and other current assets			(146)		(146)
Other assets			(36)		(36)
Accounts payable			2,274		2,274
Accrued payroll and related taxes			1,419		1,419
Other accrued expenses			4,902		4,902
Net cash and cash equivalents provided by operating Activities			20,342		20,342
Cash flows from investing activities:
Purchases of property and equipment			(25,900)		(25,900)
Acquisitions of businesses, net of cash acquired			(34,232)		(34,232)
Net cash and cash equivalents used in investing Activities			(60,132)		(60,132)
Cash flows from financing activities:
Proceeds from notes payable	4,460		58,410		62,870
Proceeds from (payments on) line of credit	6,000				6,000
Payments on notes payable	(1,305)		(12,116)		(13,421)
Payments on capital leases	$—		(3,853)		$(3,853)

	Year Ended December 31, 2001
	MQ Associates, Inc.	MedQuest,Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Intercompany payable	$19,855		20,179	(40,034)	$—
Intercompany receivable	(20,179)		(19,855)	40,034	—
Proceeds from issuance of convertible preferred stock, net of transaction costs	9,719				9,719
Purchase of common stock from stockholders	(18,550)				(18,550)
Capital contribution			100		100
Net cash and cash equivalents provided by financing activities			42,865		42,865

Net (decrease) increase in cash and cash equivalents			3,075		3,075

Cash and cash equivalents, beginning of period			2,316		2,316
Cash and cash equivalents, end of period			5,391		5,391

Supplemental disclosure of cash flow information
Cash paid for interest			9,648		9,648
Cash paid for taxes			3,017		3,017

Acquisition of businesses
Fair value of assets acquired			34,842		34,842
Less liabilities assumed			(610)		(610)
			34,232		34,232

Equipment acquired through capital leases	$—		5,303		$5,303

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities Net income (loss)	$1,181	2,980	11,195	(14,175)	$1,181
Adjustments to reconcile net income (loss) to net cash and cash equivalents
Used in operating activities
Depreciation and amortization			23,950		23,950
Interest amortization of bond discount		145			145
Interest amortization of debt issuance costs		574			574
Bad debt expense			7,295		7,295
Minority interest in income of consolidated subsidiaries			40		40
Gain on disposal of property and equipment			(73)		(73)
Equity earnings of consolidated subsidiaries	(2,980)	(11,195)		14,175	—
Deferred income taxes			2,693		2,693
Changes in operating assets and liabilities
Patient receivables			(21,433)		(21,433)
Related party and other receivables			(2,087)		(2,087)
Intercompany receivable			(1,799)	1,799	—
Intercompany payable	1,799			(1,799)	—
Prepaid expenses and other current assets			(661)		(661)
Other assets			6		6
Accounts payable			(1,229)		(1,229)
Accrued payroll and related taxes			1,198		1,198
Other accrued expenses		7,632	(3,040)		4,592
Net cash and cash equivalents provided by operating activities		136	16,055		16,191
Cash flows from investing activities
Purchases of property and equipment			(32,889)		(32,889)
Acquisitions of businesses, net of cash acquired			(17,385)		(17,385)
Proceeds from loan repayments			103		103
Proceeds from stockholder loan repayments	1,531				1,531
Intercompany receivable			1,531	(1,531)	—
Intercompany payable	(1,531)			1,531	—
Other	$—		(2,000)		$(2,000)

	Year Ended December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Net cash and cash equivalents used in investing activities	$—	—	(50,640)	—	$(50,640)

Cash flows from financing activities:
Proceeds from notes payable	1,835		17,074		18,909
Proceeds from (payments on) line of credit	(2,350)				(2,350)
Payments on notes payable	(953)		(11,364)		(12,317)
Payments on capital leases			(3,770)		(3,770)
Intercompany receivable	(108,935)	(325,853)	(181,546)	616,334	—
Intercompany payable	191,462	107,100	317,772	(616,334)	—
Sale of preferred stock	35,000				35,000
Sale of common stock	72,100				72,100
Payment of debt issuance costs		(12,756)			(12,756)
Proceeds from senior credit facility		56,000			56,000
Proceeds from senior subordinated debt, net of bond discount		176,167			176,167
Repayment of notes and leases	(10,242)		(106,536)		(116,778)
Redemption of preferred and common stock	(168,001)				(168,001)
Payment of stock issuance fees	(9,916)				(9,916)
Net cash and cash equivalents provided by financing activities		658	31,630		32,288

Net (decrease) increase in cash and cash equivalents		794	(2,955)		(2,161)

Cash and cash equivalents, beginning of period			5,391		5,391
Cash and cash equivalents, end of period		794	2,436		3,230

Supplemental disclosure of cash flow information
Cash paid for interest			18,853		18,853
Cash paid for taxes	$—		1,918		$1,918

	Year Ended December 31, 2002
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Acquisition of businesses
Fair value of assets acquired	$—		17,395		$17,395
Less liabilities assumed			(10)		(10)
			17,385		17,385

Equipment acquired through capital leases	$—		4,335		$4,335

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31, 2003
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$5,160	8,158	29,287	(37,445)	$5,160
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Depreciation and amortization			28,286		28,286
Interest amortization of bond discount		148			148
Interest amortization of debt issuance costs		1,713			1,713
Bad debt expense			9,593		9,593
Loss on disposal of property and equipment			96		96
Equity in earnings of unconsolidated joint venture			(22)		(22)
Equity earnings of consolidated subsidiaries	(8,158)	(29,287)		37,445	—
Deferred income taxes			3,096		3,096
Changes in operating assets and liabilities
Patient receivables			(24,708)		(24,708)
Related party and other receivables			2,628		2,628
Intercompany receivable		(3,798)	(24,127)	27,925	—
Intercompany payable	2,998	21,129	3,798	(27,925)	—
Prepaid expenses and other current assets			232		232
Other assets		1,497	(2,950)		(1,453)
Accounts payable			2,304		2,304
Accrued payroll and related taxes			1,843		1,843
Other accrued expenses		(354)	2,110		1,756
Net cash and cash equivalents provided by operating activities		(794)	31,466		30,672
Cash flows from investing activities
Purchases of property and equipment			(22,999)		(22,999)
Acquisitions of businesses			(6,922)		(6,922)
Proceeds from loan repayments			133		133
Investment in unconsolidated joint venture			(809)		(809)
Proceeds from sale of property and equipment			138		138
Other	$—		(4,030)		$(4,030)

	Year Ended December 31, 2003
	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Net cash and cash equivalents used for investing activities	$—	—	(34,489)	—	$(34,489)

Cash flows from financing activities:
Payments on capital leases			(1,467)		(1,467)
Intercompany receivable		(97,188)	(88,403)	185,591	—
Intercompany payable		88,403	97,188	(185,591)	—
Payment of debt issuance costs		(2,915)			(2,915)
Proceeds from senior credit facility		37,188			37,188
Payment on senior credit facility		(85,188)			(85,188)
Proceeds from long-term debt		60,000			60,000
Payment on long-term debt		(300)			(300)
Net cash and cash equivalents provided by financing activities			7,318		7,318

Net (decrease) increase in cash and cash equivalents		(794)	4,295		3,501

Cash and cash equivalents, beginning of year		794	2,436		3,230
Cash and cash equivalents, end of year			6,731		6,731

Supplemental disclosure of cash flow information
Cash paid for interest			22,875		22,875
Cash paid for taxes			141		141

Acquisition of businesses
Fair value of assets acquired			6,922		6,922
Less liabilities assumed
			6,922		6,922

Equipment acquired through capital leases	$—		1,917		$1,917

The accompanying notes are an integral part of the consolidated financial statements.