Form 10-Q
period 2004-03-31
MQ ASSOCIATES INC
filed 2004-05-17
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2004

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of MQ Associates, Inc.’s classes of common stock, as of the latest practicable date.

At May 17, 2004, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per shares, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)	(derived from audited financial statements)

ASSETS
Current assets
Cash and cash equivalents	$973	$6,731
Patient receivables, net of allowance for doubtful accounts of $1,819 and $1,685	68,176	61,490
Related party receivables	751	782
Other receivables	2,205	2,049
Prepaid expenses and other	4,488	2,619
Deferred income taxes	594	594
Total current assets	77,187	74,265

Property and equipment, net	84,224	82,107
Goodwill	33,864	33,855
Intangible assets, net	11,548	10,722
Debt issuance costs, net	12,925	13,384
Other	7,523	9,148
Total assets	$227,271	$223,481

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,275	$6,596
Accrued payroll and related taxes	4,199	5,371
Accrued interest	2,478	7,278
Accrued radiologist fees	3,836	3,359
Income taxes payable	1,068	849
Other accrued expenses	6,852	3,472
Current portion of long-term debt	600	600
Current portion of obligations under capital leases	1,503	1,584
Total current liabilities	28,811	29,109

Long-term debt	246,922	244,966
Obligations under capital leases	2,131	2,517
Deferred income taxes	8,604	8,174
Other long-term liabilities	690	499
Total liabilities	287,158	285,265

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000	35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	50,000	50,000
Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29	29
Additional paid-in capital	63,389	63,389
Accumulated deficit	(173,377)	(175,274)
Total stockholders’ deficit	(109,887)	(111,784)
Total liabilities and stockholders’ deficit	$227,271	$223,481

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003

Net revenues from services	$67,020	$55,747
Costs and expenses
Operating expenses, excluding depreciation	28,055	24,579
Marketing, general and administrative expenses	21,713	17,697
Depreciation and amortization	7,697	6,881
Income from operations	9,555	6,590

Interest expense	6,458	5,814
Interest income	(13)	(4)
Equity in earnings of unconsolidated joint venture	(52)	—
Income before provision for income taxes	3,162	780

Provision for income taxes	1,265	312

Net income	$1,897	$468

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$1,897	$468
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization	7,697	6,881
Amortization of bond discount and debt issue costs	546	380
Bad debt expense	3,162	2,023
Equity in earnings of unconsolidated joint venture	(52)	—
Changes in operating assets and liabilities
Patient receivables	(9,847)	(6,084)
Related party and other receivables	(231)	(601)
Prepaid expenses and other current assets	(1,763)	(608)
Other assets	(147)	(6)
Accounts payable	1,679	(215)
Accrued payroll and related taxes	(1,172)	(810)
Other accrued expenses	(105)	(3,291)
Net cash and cash equivalents provided by (used in) operating activities	1,664	(1,863)
Cash flows from investing activities
Purchases of property and equipment	(9,763)	(4,522)
Acquisitions of businesses, net of cash acquired	(885)	(3,045)
Proceeds from loan repayments	24	32
Other	2,848	(23)
Net cash and cash equivalents used in investing activities	(7,776)	(7,558)
Cash flows from financing activities
Payments on capital leases	(467)	(192)
Payment of debt issuance costs	(29)	(229)
Payments on long-term debt	(150)	—
Proceeds from senior credit facility	15,000	13,688
Payments on senior credit facility	(14,000)	(5,500)
Net cash and cash equivalents provided by financing activities	354	7,767
Net decrease in cash and cash equivalents	$(5,758)	$(1,654)

Cash and cash equivalents, beginning of period	$6,731	$3,230
Cash and cash equivalents, end of period	$973	$1,576

Supplemental disclosure of cash flow information
Cash paid for interest	$10,711	$10,511
Cash paid for taxes	$616	$219

Supplemental schedule of non-cash investing and financing activities Acquisition of businesses
Fair value of assets acquired	$885	$5,045
Less deposit paid in prior year	—	(2,000)
	$885	$3,045

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except share data)

1.  Basis of Presentation, Principles of Consolidation, Use of Estimates and Reclassifications

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by MQ Associates, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

Principles of Consolidation

MedQuest, Inc. (“MedQuest”) is a wholly-owned subsidiary of MQ Associates, Inc.  MQ Associates, Inc. has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest.  The consolidated financial statements of the Company include the assets, liabilities, revenue and expenses of all majority owned subsidiaries over which the company exercises direct or indirect control.  All intercompany transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet at December 31, 2003 to conform to the presentation at March 31, 2004.

2.  Long-Term Debt

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003

Revolving credit facility, due August 2007	$9,000	$8,000
Tranche B term facility, due through September 2009	59,550	59,700
11 7/8% senior subordinated notes, net of discount of $3,480 and $3,538, due August 2012	176,520	176,462
	245,070	244,162

Fair value adjustment related to 11 7/8% senior subordinated notes	2,452	1,404
Less current portion	600	600

	$246,922	$244,966

Future maturities of long-term debt, including the effects of the bond discount, are as follows:

Year ending December 31,	Amount

2004	$450
2005	600
2006	600
2007	9,600
2008	28,800
Thereafter	205,020

$245,070

Senior credit facility

In September 2003, the Company amended its senior credit facility to allow for borrowings not to exceed $60,000 under a Tranche B term facility (as amended, the “Senior Credit Facility”).  Concurrent with the amendment of the Senior Credit Facility, the Company also borrowed $60,000 under the Tranche B term facility and applied the net proceeds against the borrowings outstanding under the Senior Credit Facility.

The Senior Credit Facility provides for a revolving credit facility not to exceed $80,000 and a Tranche B term facility of $60,000.  The Senior Credit Facility is guaranteed by MQ Associates, Inc. and each of MQ Associates’ and MedQuest’s existing and future domestic subsidiaries and certain foreign subsidiaries.  MedQuest’s obligations under the Senior Credit Facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

The Senior Credit Facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, senior leverage and fixed charge coverage ratios.  The Company was in compliance with all covenants under the Senior Credit Facility at March 31, 2004.

Revolving credit facility

Borrowings under the revolving credit facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.50% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.50% per annum.  Borrowings at March 31, 2004 are based upon the Eurodollar rate (i.e. 1.16% at March 31, 2004) and amounted to $9.0 million at March 31, 2004. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined.  Borrowings available under the revolving credit facility, net of $618 in letters of credit, amount to $70,382 at March 31, 2004.

Tranche B term facility

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum.  Borrowings were based upon the Eurodollar rate (i.e. 1.16% at March 31, 2004) and amounted to $59,550 at March 31, 2004.

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

The Notes are fully and unconditionally, jointly and severally guaranteed by MQ Associates, Inc. and each of MedQuest’s domestic subsidiaries (See note 6).  The Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments.  The Company was in compliance with all covenants under the Senior Credit Facility at March 31, 2004.

Debt issuance costs amounting to $19,198, with respect to the Senior Credit Facility and Notes, were capitalized and are being amortized using the straight line method into interest expense over the lives of the related debt instruments.

3.  Related Party Transactions

The Company had the following related party transactions:

(a) The Company incurred expenses related to certain aviation services during the three months ended March 31, 2004 and 2003, including expenses of $72 and $66, respectively, related to services provided by Image Aviation, LLC, a company owned by two of the Company’s stockholders who also are the Chief Executive Officer and President.

(b) The Company rents office space for 19 of its centers and its headquarters through rental agreements with Image Properties, L.L.C. (“Image”), a company owned by two of the Company’s shareholders who also are the Chief Executive Officer and President.  The rental agreements provide for rental payments in amounts ranging from $6 to $77 monthly.  The rental agreements typically are for ten-year terms, with five-year renewal options, and expire at various dates through 2008.  Rent expense for related party leases was $933 and $882 for the three months ended March 31, 2004 and 2003, respectively.

(c) The Company makes advances to Image for building and leasehold improvements made on behalf of the Company.  The Company had related party receivables of $751 and $782 at March 31, 2004 and December 31, 2003, for costs incurred on behalf of Image.  The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.

4.  Commitments and Contingencies

We were engaged from time to time in the defense of lawsuits and administrative proceedings arising in the ordinary course and conduct of our business and have insurance policies covering potential insurable losses where this coverage is cost-effective.

(a) In February 2003, the Company received a request for documents from the United States Department of Justice regarding the Company’s billing and other practices.  While management believes that it is in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, the Company could be subject to fines and penalties and could be excluded from government reimbursement programs.  Any such result could have a material adverse affect on the Company’s financial position and results of operations.

(b)  In February 2003, a class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against the Company, its subsidiaries, officers and directors, as well as various physician groups that conduct business with the Company (“Class Action”).  The Class Action raises questions concerning the legality of the purchase service agreements.  In October 2003, the original assigned judge recused herself due to a conflict of interest and a new judge was assigned.  Due to the continuing preliminary state of the Class Action and the fact that the complaint does not allege damages with any specificity, management is unable at this time to assess the probable outcome of the Class Action or the materiality of the risk of loss.  However, management believes that these agreements neither violate the Georgia Act nor are improper under Georgia law and will vigorously defend the Class Action.  However, management can give no assurances of the ultimate impact on the Company’s financial position or results of operations.

5.  Stock Option Plan

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

The following table summarizes information about stock options granted during the quarter ended March 31, 2004:

	Options	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2003
	2,961,000	$1.00	$1.00
Granted	5,201,384	1.05 – 3.00	2.06
Forfeited	55,000	1.00 – 1.05	1.01

Outstanding, March 31, 2004	8,107,384	$1.00 – 3.00	$1.67

Exercisable, March 31, 2004	1,799,172	$1.00 – 3.00	$1.76

Shares available for future grants	8,892,615

The following table sets forth the Company’s outstanding options and options exercisable by groups of similar price and grant date as of March 31, 2004:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Number of Options
$1.00	2,916,000	8.76	583,200
1.05	327,500	9.76	—
1.50	2,431,942	9.76	607,986
2.50	1,215,971	9.76	303,993
3.00	1,215,971	9.76	303,993

	8,107,384	9.40	1,799,172

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

The following table reflects pro forma net income as if the Company had elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

Three months ended March 31, 2004

Net income:

As reported	$1,897

Fair value based compensation cost, net of taxes	14

Pro forma	$1,883

No options were granted during the three month period ended March 31, 2003, and accordingly pro forma net income is not applicable for that period.

The pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The weighted average grant date fair value of options granted during the three months ended March 31, 2004, when the exercise price equaled the market price on the grant date, was $44.  The estimated fair value of stock options granted was calculated using the Black-Scholes option-pricing model.  The weighted average assumptions were as follows for the three months ended March 31, 2004:

Risk-free interest rate	2.63%

Expected dividend yield	0.0%
Expected lives (in years)	3-5

The Company used the minimum value method in determining the expected volatility of the common stock underlying the stock options.

6.  Consolidating Financial Statements

The following tables present consolidating financial information for the three months ended March 31, 2004 and 2003 for:  1) MQ Associates, Inc. (parent); 2) MedQuest, Inc. (issuer); 3) the guarantors (on a combined basis) of MedQuest, Inc.’s notes (which represent all of MedQuest’s subsidiaries) and 4) all eliminating adjustments.  The consolidating financial statements presented reflect the legal entity compositions at the respective dates.  Separate financial statements of MedQuest, Inc., as issuer of the Notes, and the subsidiary guarantors are not presented because: 1) each subsidiary guarantor is 100% owned by MQ Associates, Inc., 2) all guarantees are full and unconditional, and 3) all guarantees are joint and several.

The Senior Credit Facility and the indenture governing the Notes impose certain restrictions on the Company, including restrictions on the ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Senior Credit Facility requires the Company to maintain certain financial ratios.  The Company’s indebtedness under the Senior Credit Facility is secured by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest’s domestic subsidiaries.

MQ ASSOCIATES, INC.
CONSOLIDATING BALANCE SHEETS
(in thousands, except share data)
(unaudited)
March 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	409	564		$973
Patient receivables, net of allowance for doubtful accounts			68,176		68,176
Related party receivables			751		751
Other receivables			2,205		2,205
Prepaid expenses and other			4,488		4,488
Deferred income taxes			594		594
Total current assets		409	76,778		77,187

Property and equipment, net			84,224		84,224
Goodwill			33,864		33,864
Intangible assets, net			11,548		11,548
Intercompany receivable	15,903	46,889		(62,792)
Debt issuance costs, net		12,925			12,925
Other		2,452	5,071		7,523
Total assets	15,903	62,675	211,485	(62,792)	227,271
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			8,275		8,275
Accrued payroll and related taxes			4,199		4,199
Accrued interest		2,478			2,478
Accrued radiologist fees			3,836		3,836
Income taxes payable			1,498		1,498
Other accrued expenses			6,852		6,852
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,503		1,503
Total current liabilities		3,078	26,163		29,241

Intercompany payable	75,790	(203,228)	127,438
Long-term debt		246,922			246,922
Obligations under capital leases			2,131		2,131
Other long-term liabilities			690		690
Deferred income taxes			8,174		8,174
Total liabilities	$75,790	46,772	164,596		$287,158

The accompanying notes are an integral part of the consolidated financial statements.

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	$35,000				$35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	63,389				63,389
Accumulated deficit	(173,377)	15,903	46,889	(62,792)	(173,377)
Total stockholders’ deficit	(109,887)	15,903	46,889	(62,792)	(109,887)
Total liabilities and stockholders’ deficit	$15,903	62,675	211,485	(62,792)	$227,271

The accompanying notes are an integral part of the consolidated financial statements

MQ ASSOCIATES, INC.
CONSOLIDATING BALANCE SHEETS
(in thousands, except share data)
(unaudited)
December 31, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—		6,731		$6,731
Patient receivables, net of allowance for doubtful accounts			61,490		61,490
Related party receivables			782		782
Refundable income taxes			—		—
Other receivables			2,049		2,049
Prepaid expenses and other			2,619		2,619
Deferred income taxes			594		594
Total current assets			74,265		74,265

Property and equipment, net			82,107		82,107
Goodwill			33,855		33,855
Intangible assets, net			10,722		10,722
Investment in subsidiary	11,138	42,130		(53,268)
Debt issue costs		13,384			13,384
Other		1,404	7,744		9,148
Total assets	11,138	56,918	208,693	(53,268)	223,481
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			6,596		6,596
Accrued payroll and related taxes			5,371		5,371
Other accrued expenses		7,278	7,680		14,958
Equipment line of credit
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,584		1,584
Total current liabilities		7,878	21,231		29,109

Intercompany payable	72,922	(207,064)	134,142		—
Long-term debt		244,966			244,966
Obligations under capital leases			2,517		2,517
Other long-term liabilities			499		499
Deferred income taxes			8,174		8,174
Total liabilities	$72,922	45,780	166,563		$285,265

The accompanying notes are an integral part of the consolidated financial statements.

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Commitments and contingencies

Redeemable preferred stock
Series A, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	$35,000				$35,000
Series B, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	63,389				63,389
Accumulated deficit	(175,274)	11,138	42,130	(53,268)	(175,274)
Total stockholders’ deficit	(111,784)	11,138	42,130	(53,268)	(111,784)
Total liabilities and stockholders’ deficit	$11,138	56,918	208,693	(53,268)	$223,481

The accompanying notes are an integral part of the consolidated financial statements

MQ ASSOCIATES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)
Three months ended March 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		67,020		$67,020
Costs and expenses
Operating expenses, excluding depreciation			28,055		28,055
Marketing, general and administrative expenses			21,713		21,713
Depreciation and amortization			7,697		7,697
Income from operations			9,555		9,555

Interest expense	958	5,449	51		6,458
Interest income			(13)		(13)
Equity in earnings of unconsolidated joint venture			(52)		(52)
Income (loss) before provision for income taxes (benefit	(958)	(5,449)	9,569		3,162
Provision for income taxes (benefit)			1,265		1,265
Equity in earnings of consolidated subsidiaries	2,855	8,304		(11,159)
Net income (loss)	$1,897	2,855	8,304	(11,159)	$1,897

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)
Three months ended March 31, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		55,747		$55,747
Costs and expenses
Operating expenses, excluding depreciation			24,579		24,579
Marketing, general and administrative expenses			17,697		17,697
Depreciation and amortization			6,881		6,881
Income from operations			6,590		6,590

Interest expense	684	5,094	36		5,814
Interest income			(4)		(4)
Income (loss) before provision for income taxes	(684)	(5,094)	6,558		780
Provision for income taxes			312		312
Equity in earnings of consolidated subsidiaries	1,152	6,246		(7,398)
Net income (loss)	$468	1,152	6,246	(7,398)	$468

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
Three months ended March 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,897	2,855	8,304	(11,159)	$1,897
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization			7,697		7,697
Amortization of bond discount		58			58
Amortization of debt issuance costs		488			488
Bad debt expense			3,162		3,162
Loss on disposal of property and equipment
Equity in earnings of unconsolidated joint venture			(52)		(52)
Equity in earnings of consolidated subsidiaries	(2,855)	(8,304)		11,159
Changes in operating assets and liabilities
Patient receivables			(9,847)		(9,847)
Related party and other receivables			(231)		(231)
Intercompany receivable		(137)	(6,407)	6,544
Intercompany payable	958	5,449	137	(6,544)
Prepaid expenses and other current assets			(1,763)		(1,763)
Other assets			(147)		(147)
Accounts payable			1,679		1,679
Accrued payroll and related taxes			(1,172)		(1,172)
Other accrued expenses			(105)		(105)
Net cash and cash equivalents provided by (used in) operating activities		409	1,255		1,664
Cash flows from investing activities
Purchases of property and equipment			(9,763)		(9,763)
Acquisitions of businesses, net of cash acquired			(885)		(885)
Proceeds from sale of real estate			24		24
Other			2,848		2,848
Net cash and cash equivalents used in investing activities			(7,776)		(7,776)
Cash flows from financing activities
Payments on capital leases			(467)		(467)
Intercompany receivable	$—	(15,000)	(14,179)	29,179	$—

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Intercompany payable	$—	14,179	15,000	(29,179)	$—
Payment of debt issuance costs		(29)			(29)
Proceeds from senior credit facility		15,000			15,000
Payments on senior credit facility		(14,000)			(14,000)
Payment on long-term debt		(150)			(150)
Net cash and cash equivalents used in financing activities			354		354

Net (decrease) increase in cash and cash equivalents		409	(6,167)		(5,758)

Cash and cash equivalents, beginning of period			6,731		6,731
Cash and cash equivalents, end of period		409	564		973

Supplemental disclosure of cash flow information
Cash paid for interest
Cash paid for taxes

Supplemental schedule of non-cash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			885		885
Less deposit paid in prior year
	$—		885		$885

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Three months ended March 31, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$468	1,152	6,246	(7,398)	$468
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Depreciation and amortization			6,881		6881
Amortization of bond discount		(18)			(18)
Amortization of debt issuance costs		398			398
Bad debt expense			2,023		2,023
Equity in earnings of consolidated subsidiaries	(1,152)	(6,246)		7,398
Changes in operating assets and liabilities
Patient receivables			(6,084)		(6,084)
Related party and other receivables			(601)		(601)
Intercompany receivable			(684)	684
Intercompany payable	684			(684)
Prepaid expenses and other current assets			(608)		(608)
Other assets			(6)		(6)
Accounts payable			(215)		(215)
Accrued payroll and related taxes			(810)		(810)
Other accrued expenses		2,551	(5,842)		(3,291)
Net cash and cash equivalents (used in) provided by operating activities		(2,163)	300		(1,863)
Cash flows from investing activities
Purchases of property and equipment			(4,545)		(4,545)
Acquisitions of businesses, net of cash acquired			(3,045)		(3,045)
Proceeds from loan repayments			32		32
Net cash and cash equivalents used in investing activities	$—		(7,558)		$(7,558)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from financing activities
Payments on capital leases			(192)		(192)
Intercompany receivable	$—	(13,688)	(5,729)	19,417	$—
Intercompany payable		5,729	13,688	(19,417)
Payment of debt issuance costs		(229)			(229)
Proceeds from senior credit facility		13,688			13,688
Proceeds from senior credit facility		(5,500)			(5,500)

Net cash and cash equivalents provided by financing activities			7,767		7,767

Net (decrease) increase in cash and cash equivalents		(2,163)	509		(1,654)

Cash and cash equivalents, beginning of period			3,230		3,230
Cash and cash equivalents, end of period		(2,163)	3,739		1,576

Supplemental disclosure of cash flow information
Cash paid for interest			10,511		10,511
Cash paid for taxes			219		219

Supplemental schedule of non-cash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			5,045		5,045
Less deposit paid in prior year			(2,000)		(2,000)
	$—		3,045		$3,045

The accompanying notes are an integral part of the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the consolidated financial condition, liquidity and capital resources and results of operations of MQ Associates, Inc. This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this Form 10-Q.   This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The actual results achieved by MQ Associate, Inc. could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth below under “Cautionary Statement for Forward-Looking Statements.”

Overview

We are a leading independent operator of fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States.  We currently operate a network of 89 centers in 13 states primarily throughout the southeastern and southwestern United States of America. For the three months ended March 31, 2004, approximately 70.5% of our net revenue was derived from magnetic resonance imaging (“MRI”) services and approximately 16.3% was derived from computed tomography (“CT”) services. The remainder of our revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, and mammography.

Our revenue is generated by providing patient services. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis.  For the three months ended March 31, 2004, approximately 58.8% of net revenue came from commercial payors, 23.9% from government payors, 7.6% from workers compensation and 9.7% from other sources, including payments made directly by patients. Additionally, we have entered into purchase service agreements with physicians through which we provide diagnostic imaging services to a physician’s patients for a set fee which is paid by the physician, who then directly bills payors. These purchase service agreements represented approximately 7.2% of the Company’s net revenue for the three months ended March 31, 2004, and were reflected as revenue from commercial payors, workers compensation and other sources.  We have over 160 different contracts with commercial payors, and no single commercial payor accounted for more than 5% of net revenue for the three months ended March 31, 2004. Each of these contracts is renegotiated every two years. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

The principal components of operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, annual equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs, which include rental costs for mobile units and operating expenses for certain equipment. Operating costs excluding depreciation, as a percentage of net revenue, decreased from 44.0% for the three months ended March 31, 2003 to 41.9% for the three months ended March 31, 2004.  The decrease was primarily the result of a decrease, as a percentage of net revenues, in radiologist and technologist expenses.

The principal components of our marketing, general and administrative (“MG&A”) expenses are compensation paid to center managers, marketing managers, billers, collectors and other administrative personnel, marketing costs, business development expenses, corporate overhead costs and bad debt expense.  MG&A costs, as a percentage of net revenue, increased from 31.8% for three months ended March 31, 2003 to 32.4% for the three months ended March 31, 2004.

From January 2001 to December 2003, for centers that were in operation for 24 months or longer preceding the end of the period, we have increased average daily scan volumes across all modalities by 40.8%.  Average daily scan volume per machine for MRI machines and CT machines increased at compound annual growth rates of 5.0% and 15.3%, respectively.

The average fee per scan for MRI and CT increased by 5.0% and 1.7%, respectively, from fiscal 2002 to fiscal 2003 and declined by 3.8% and 1.8%, respectively, from fiscal 2001 to fiscal 2002, in each case due to pricing variations among the geographic markets we serve and competition.  Medicare payments for most diagnostic imaging services covered by Medicare were increased by 4.5% for fiscal 2004, increased by 1.6% for services performed after March 1, 2003 and decreased by approximately 11.0% for fiscal 2002.  To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on current Medicare reimbursement levels, any changes in Medicare reimbursement rates will result in a corresponding change in reimbursement from our commercial payors.

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

Results of operations

The following table sets forth operating expenses, MG&A, depreciation and amortization, net interest expense and other expenses, and these amounts as a percentage of net revenue for the periods indicated:

	Three months ended March 31,
(in millions)	2004	%	2003	%

Net revenues from services	$67.0	100.0	$55.7	100.0
Operating expenses, excluding depreciation	28.1	41.9	24.5	44.0
Marketing, general and administrative expenses	21.7	32.4	17.7	31.8
Depreciation and amortization	7.7	11.5	6.9	12.4
Income from operations	9.5	14.2	6.6	11.8
Interest expense, net	6.4	9.6	5.8	10.4
Equity in earnings of unconsolidated joint venture	(0.1)	(0.1)	—	—
Provision for income taxes	1.3	1.9	0.3	0.5

Net income	$1.9	2.8	$0.5	0.9

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net revenue was $67.0 million for the three months ended March 31, 2004, representing an increase of $11.3 million, or 20.3%, from revenues of $55.7 million for the three months ended March 31, 2003.  The increase was the result of growth in the number of scans performed at existing centers and an increase in the number of centers from 78 at March 31, 2003 to 89 at March 31, 2004.

Operating expenses, excluding depreciation, were $28.1 million for the three months ended March 31, 2004, representing an increase of $3.6 million, or 14.7%, as compared to $24.5 million for the three months ended March 31, 2003.  Operating expenses, excluding depreciation, as a percentage of net revenues decreased to 41.9% for the three months ended March 31, 2004, as compared to 44.0% for the three months ended March 31, 2003.  The decrease, as a percentage of net revenues, was due primarily to the effects of the semi-fixed portion of radiologist and technologist costs given the increase in net revenues for the comparison periods.  There were also decreases, as a percentage of net revenues, in operating supplies and building costs.  Operating supplies decreased, as a percentage of net revenues, due to the continued effects of cost containment measures and building costs decreased, as a percentage of net revenues, due to the fixed nature of these costs given the increase in net revenues for the comparison period.

MG&A expenses were $21.7 million for the three months ended March 31, 2004, representing an increase of $4.0 million, or 22.6%, as compared to $17.7 million for the three months ended March 31, 2003.  MG&A expenses, as a percentage of net revenues were 32.4% for the three months ended March 31, 2004, as compared to 31.8% for the three months ended March 31, 2003.  There were increases, as a percentage of net revenues, in wages and related expenses and bad debt expenses that were substantially offset by decreases, as a percentage of net revenues, in other general and administrative expenses and other income/expense.  The changes related to wages and related expenses and other general and administrative expenses primarily related to the transfer of certain billing center costs from an external provider to an internal provider.

Depreciation and amortization, was $7.7 million, or 11.5% of net revenues, for the three months ended March 31, 2004 as compared to $6.9 million, or 12.4% of net revenues, for the three months ended March 31, 2003.  This decrease, as a percentage of net revenues, was primarily the result of the significant increases in revenues for the comparison periods.

Interest expense, net, increased to $6.4 million for the three months ended March 31, 2004 from $5.8 million for the three months ended March 31, 2003.  Interest expense, net, increased primarily due to an increased level of indebtedness as a result of an amendment to our Senior Credit Facility in September 2003, allowing us to borrow an additional $60.0 million under a Tranche B term facility.  Total debt at March 31, 2004 amounted to $251.2 million as compared to $246.4 million at March 31, 2003.

Income taxes were $1.3 million for the three months ended March 31, 2004, as compared to $0.3 million for the three months ended March 31, 2003.  The effective tax rate was 40.0% for the three months ended March 31, 2004 and the three months ended March 31, 2003.  Income taxes are provided for on an interim basis using an approximate tax rate of 40.0%, which represents our effective tax rate.  There were Federal and State net operating loss carryforwards amounting to approximately $15.7 million and $40.3 million at March 31, 2004.

As a result of the foregoing factors, we had net income of $1.9 million for the three months ended March 31, 2004, as compared to net income of $0.5 million for the three months ended March 31, 2003.

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

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2004, representing an increase of $3.6 million from net cash used in operating activities of $1.9 million for the three months ended March 31, 2003.  This increase resulted primarily from an increase in net income for the three months ended March 31, 2004.

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2004, representing an increase of $0.2 million from $7.6 million for the three months ended March 31, 2003.  This increase is primarily the result of a rise in capital expenditures off-set by a reduction in equipment deposits in the three months ended March 31, 2004.  Capital expenditures were $7.6 million for the three months ended March 31, 2003 as compared to capital expenditures of $10.6 million for the three months ended March 31, 2004.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2004, representing a decrease of $7.4 million from $7.8 million provided by financing activities for the three months ended March 31, 2003.  This decrease resulted primarily from an increase in principal payments on the Senior Credit Facility during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.

In September 2003, the Company amended its Senior Credit Facility to allow for borrowings not to exceed $60,000 under a Tranche B term facility.  Concurrent with the amendment of the Senior Credit Facility, the Company also borrowed $60,000 under the Tranche B term facility and applied the net proceeds against borrowings outstanding under our revolving credit facility.

The Senior Credit Facility provides for a revolving credit facility not to exceed $80.0 million and a Tranche B term facility of $60.0 million.  The Senior Credit Facility is guaranteed by MQ Associates, Inc. and each of MQ Associates, Inc.’s and our existing and future subsidiaries, with limited exceptions for foreign subsidiaries.  MedQuest’s obligations under the Senior Credit Facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest, Inc. and the guarantors.

At March 31, 2004, we had $251.2 million of indebtedness outstanding, as compared to $249.7 million at December 31, 2003.  Our indebtedness at March 31, 2004 primarily consisted of $180 million due under our 11 7/8% notes and $59.6 million due under our Tranche B term loan.  At March 31, 2004, we would have been able to borrow an additional $70.4 million (after giving effect to $0.6 million in outstanding letters of credit) under our revolving credit facility to fund our working capital requirements and future acquisitions.

Borrowings under the revolving credit facility accrue interest, at our option, at either: (a) in the case of loans where the rate of interest is based on the ABR rate, an applicable margin of 1.50% per annum plus the higher of (i) Wachovia Bank’s prime rate and (ii) the Federal funds effective rate plus ½ of 1.0%, or (b) in the case of loans where the rate of interest is based on the Eurodollar rate, the Eurodollar rate plus an applicable margin of 2.50 % per annum.  Borrowings under the revolving credit facility at March 31, 2004 were based upon the Eurodollar rate (i.e. 1.16% at March 31, 2004) and amounted to $9.0 million at March 31, 2004.  The revolving credit facility also provides for a commitment fee, payable quarterly in arrears on any unused commitments hereunder, equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings under the revolving credit facility and the commitment fee are subject to adjustment based upon our consolidated leverage ratio, as defined in the Senior Credit Facility.

Borrowings under the Tranche B term facility accrue interest at our option at either: (a) in the case of loans where the rate of interest is based on the ABR rate, an applicable margin of 2.75% per annum plus the higher of (i) Wachovia Bank’s prime rate and (ii) the Federal funds effective rate plus ½ of 1% or (b) in the case of loans where the rate of interest is based on the Eurodollar rate plus an applicable margin of 3.75% per annum.  Borrowings were based upon the Eurodollar rate (i.e. 1.16% at March 31, 2004) and amounted to $59.6 million at March 31, 2004.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, we are required to prepay outstanding term loans (or if all outstanding term loans are paid in full, to reduce commitments under the revolving credit facility) with 75% (or if we meet a certain consolidated total leverage ratio, 50%) of our “Excess Cash Flow”, as defined in the Senior Credit Facility for such fiscal year.  Notwithstanding the foregoing, we may use up to $20 million of net cash proceeds from certain asset dispositions and up to $20 million of Excess Cash Flow, in each case that we would otherwise have to use to prepay term loans, to prepay outstanding loans under the revolving credit facility (without a corresponding reduction in commitments).  We do not anticipate excess cash flows, as defined, for the year ending December 31, 2004.

In August 2002, MedQuest, Inc. issued $180.0 million of senior subordinated notes to fund, in part, our recapitalization.  The senior subordinated notes bear interest at the rate of 11 7/8% per annum.  Interest on the senior subordinated notes is payable semi-annually on each February 15 and August 15.  The senior subordinated notes mature on August 15, 2012.  In February 2003, MedQuest registered an identical series of senior subordinated notes with the Securities and Exchange Commission and subsequently exchanged the unregistered $180 million principal amount senior subordinated notes for registered senior subordinated notes.

The Senior Credit Facility and the indenture governing the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the Senior Credit Facility requires us to maintain certain financial ratios. We were in compliance with all covenants under the Senior Credit Facility at March 31, 2004.  Our indebtedness under the Senior Credit Facility is collateralized by substantially all of our assets, including our inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and guaranteed by all of our domestic subsidiaries.  The notes are senior subordinated unsecured obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates, Inc. and each of MedQuest’s subsidiaries.

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. We have not accreted the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of March 31, 2004.

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

•                  replacing less advanced equipment; and

•                  upgrading information technology systems.

Capital expenditures (excluding acquisitions) totaled $9.7 million for the three months ended March 31, 2004, and $4.5 million for the three months ended March 31, 2003.  Capital expenditures related to acquisitions amounted to $0.9 million for the three months ended March 31, 2004, compared to $5.0 million for the three months ended March 31, 2003 including a $2.0 million deposit paid in 2002.  Capital expenditures, in the aggregate, amounted to $10.6 million for the three months ended March 31, 2004 as compared to $9.5 million for the three months ended March 31, 2003.

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

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.   On April 30, 2004, we completed an acquisition in the amount of $3.1 million.

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

Cautionary Statement for Forward-Looking Statements

This quarterly report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. We can give no assurance that such forward-looking statements will prove to be correct.  Among the important factors that could cause our actual results to differ significantly from those expressed or implied by such forward-looking statements are general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors; changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs and the additional factors and risks contained in our Registration Statement on Form S-1 declared effective on May 14, 2004.

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

Long-term debt	2005	2006	2007	2008	2009	2012	Total	Fair Value

Fixed rate	—	—	—	—	—	$132.5	$132.5	$140.5
Average interest rate	—	—	—	—	—	11.875%	11.875%	10.51%
Variable rate	$0.6	$0.6	$9.6	$28.8	$28.5	$47.5	$115.6	$115.6
Average interest rate	4.91%	4.91%	3.95%	4.91%	4.91%	7.68%	5.94%	5.94%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the notes. The agreement requires us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument has been accounted for as a fair value hedge of the fair market value of the notes and was 100% effective for the three months ended March 31, 2004.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the notes.  The fair market value of this derivative instrument was $2.5 million at March 31, 2004 and $1.4 million at December 31, 2003 and has been presented as a component of Other Assets in the consolidated balance sheets at March 31, 2004 and December 31, 2004, respectively.

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

(b)                                                          Reports on Form 8-K.  The registrant filed the following Current Report on Form 8-K during the first quarter of 2004:

(1)               Report dated March 2, 2004, announcing the registrant’s earnings for the quarters and year ended December 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MQ ASSOCIATES, INC.

Date: May 17, 2004	By:	/s/ Gene Venesky
Gene Venesky
Chairman and Chief Executive Officer

Date: May 17, 2004	By:	/s/ Thomas C. Gentry
Thomas C. Gentry
Chief Financial Officer