Form 10-Q
period 2004-06-30
MQ ASSOCIATES INC
filed 2004-08-10
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2004

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

At August 6, 2004, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per shares, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)	(derived from audited financial statements)
ASSETS

Current assets
Cash and cash equivalents	$2,418	$6,731
Patient receivables, net of allowance for doubtful accounts of $1,974 and $1,685	67,342	61,490
Related party receivables	1,299	782
Other receivables	1,766	2,049
Prepaid expenses and other	4,006	2,619
Deferred income taxes	594	594
Total current assets	77,425	74,265

Property and equipment, net	87,527	82,107
Goodwill	34,415	33,855
Intangible assets, net	14,158	10,722
Debt issuance costs, net	12,302	13,384
Other	6,788	9,148
Total assets	$232,615	$223,481

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,833	$6,596
Accrued payroll and related taxes	6,273	5,371
Accrued interest	7,334	7,278
Accrued radiologist fees	4,014	3,359
Other accrued expenses	6,265	4,321
Current portion of long-term debt	600	600
Current portion of obligations under capital leases	1,917	1,584
Total current liabilities	29,236	29,109

Long-term debt	248,542	244,966
Obligations under capital leases	2,678	2,517
Deferred income taxes	9,713	8,174
Other long-term liabilities	1,507	499
Total liabilities	291,676	285,265

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000	35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	50,000	50,000
Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29	29
Additional paid-in capital	63,389	63,389
Accumulated deficit	(172,551)	(175,274)
Total stockholders’ deficit	(109,061)	(111,784)
Total liabilities and stockholders’ deficit	$232,615	$223,481

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net revenues from services	$71,012	$59,613	$138,032	$115,360
Costs and expenses
Operating expenses, excluding depreciation	29,580	25,815	57,635	50,394
Marketing, general and administrative expenses	25,765	18,922	47,499	36,619
Depreciation and amortization	7,921	7,301	15,619	14,182
Income from operations	7,746	7,575	17,279	14,165

Interest expense	6,396	6,061	12,853	11,875
Interest income	9	(4)	(4)	(8)
Equity in earnings of unconsolidated joint venture	(35)	—	(108)	—
Income before provision for income taxes	1,376	1,518	4,538	2,298

Provision for income taxes	550	608	1,815	920

Net income	$826	$910	$2,723	$1,378

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$2,723	$1,378
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities
Depreciation and amortization	15,619	14,182
Amortization of bond discount	120	36
Amoritzation of debt issue costs	974	792
Bad debt expense	6,185	4,816
Equity in earnings of unconsolidated joint venture	(108)	—
Changes in operating assets and liabilities
Patient receivables	(12,037)	(9,963)
Related party and other receivables	(280)	207
Prepaid expenses and other current assets	(1,387)	(423)
Other assets	(371)	(360)
Accounts payable	(3,763)	(990)
Accrued payroll and related taxes	902	1,068
Other accrued expenses	4,253	2,743
Net cash and cash equivalents provided by operating activities	12,830	13,486
Cash flows from investing activities
Purchases of property and equipment	(15,827)	(9,539)
Acquisitions of businesses, net of cash acquired	(5,485)	(3,441)
Proceeds from loan repayments	69	55
Net cash and cash equivalents used in investing activities	(21,243)	(12,925)
Cash flows from financing activities
Payments on capital leases	(708)	(661)
Payment of debt issuance costs	(29)	(520)
Other	137	—
Payments on long-term debt	(300)	—
Proceeds from senior credit facility	23,500	13,688
Payments on senior credit facility	(18,500)	(13,532)
Net cash and cash equivalents provided by (used in) financing activities	4,100	(1,025)
Net decrease in cash and cash equivalents	$(4,313)	$(464)

Cash and cash equivalents, beginning of period	$6,731	$3,230
Cash and cash equivalents, end of period	$2,418	$2,766

Supplemental disclosure of cash flow information
Cash paid for interest	$11,705	$11,322
Cash paid for taxes	$862	$304

Supplemental schedule of non-cash investing and financing activities
Acquisition of businesses
Fair value of assets acquired	$5,485	$5,441
Less deposit paid in prior year	—	(2,000)
	$5,485	$3,441

Equipment acquired through capital leases	$1,203	$1,917

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except share data)

1.  Basis of Presentation, Principles of Consolidation, Use of Estimates and Reclassifications

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by MQ Associates, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

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

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet at December 31, 2003 to conform to the presentation at June 30, 2004.

2.  Long-Term Debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003

Revolving credit facility, due August 2007	$13,000	$8,000
Tranche B term facility, due through September 2009	59,400	59,700
11 7/8% senior subordinated notes, net of discount of $3,418 and $3,538, due August 2012	176,581	176,462
	248,981	244,162

Fair value adjustment related to 11 7/8% senior subordinated notes	161	1,404
Less current portion	600	600

	$248,542	$244,966

Future maturities of long-term debt, including the effects of the bond discount, are as follows:

Year ending December 31,	Amount

2004	$300
2005	600
2006	600
2007	13,600
2008	28,800
Thereafter	205,081

$248,981

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

The Senior Credit Facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, senior leverage and fixed charge coverage ratios.  The Company was in compliance with all covenants under the Senior Credit Facility at June 30, 2004.

Revolving credit facility

Borrowings under the revolving credit facility accrue interest at the option of MedQuest, at either: (a) the greater of (i) the prime rate or (ii) the Federal funds effective rate (subject to certain adjustments) plus ½ of 1%, in either case, plus an applicable margin of 1.50% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.50% per annum.  Borrowings at June 30, 2004 are based upon the Eurodollar rate (i.e. 1.94% at June 30, 2004) and amounted to $13,000 at June 30, 2004. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined.  Borrowings available under the revolving credit facility, net of $618 in letters of credit, amount to $66,382 at June 30, 2004.

Tranche B term facility

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of (i) the prime rate or (ii) the Federal funds effective rate (subject to certain adjustments) plus 1/2 of 1%, in either case, plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum.  Borrowings were based upon the Eurodollar rate (i.e. 1.94% at June 30, 2004) and amounted to $59,400 at June 30, 2004.

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

The Notes are fully and unconditionally, jointly and severally guaranteed by MQ Associates, Inc. and each of MedQuest’s domestic subsidiaries (See Note 5).  The Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments.  The Company was in compliance with all covenants under the Notes at June 30, 2004.

Debt issuance costs amounting to $19,090, with respect to the Senior Credit Facility and Notes, were capitalized and are being amortized using the straight line method into interest expense over the lives of the related debt instruments.

3.  Related Party Transactions

The Company had the following related party transactions:

(a) The Company incurred expenses related to certain aviation services in the amount of $188 and $66 during the three months ended June 30, 2004 and 2003, respectively and in the amount of $260 and $160 for the six months ended June 30, 2004 and 2003, respectively, related to services provided by Image Aviation, LLC, a company owned by two of the Company’s stockholders who also are the Chief Executive Officer and President.

(b) The Company rents office space for 19 of its centers and its headquarters through rental agreements with Image Properties, L.L.C. (“Image”), a company owned by two of the Company’s shareholders who also are the Chief Executive Officer and President.  The rental agreements provide for rental payments in amounts ranging from $6 to $77 monthly.  The rental agreements typically are for ten-year terms, with five-year renewal options, and expire at various dates through 2008.  Rent expense for related party leases was $933 and $886 for the three months ended June 30, 2004 and 2003, respectively, and was $1,866 and $1,768 for the six months ended June 30, 2004 and 2003, respectively.

(c) The Company makes advances to Image for building and leasehold improvements made on behalf of the Company.  The Company had related party receivables of $1,299 and $782 at June 30, 2004 and December 31, 2003, for costs incurred on behalf of Image.  The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.

4.  Commitments and Contingencies

The Company was engaged from time to time in the defense of lawsuits and administrative proceedings arising in the ordinary course and conduct of its business and has insurance policies covering potential insurable losses where this coverage is cost-effective.

In February 2003, the Company received a request for documents from the United States Department of Justice regarding the Company’s billing and other practices.  While the Company believes it is in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, the Company could be subject to fines and penalties and could be excluded from government reimbursement programs. However, substantive negotiations have progressed towards conclusion on this matter and management believes that this matter will not have a material adverse affect on the Company’s financial position and results of operations.

In February 2003, a purported class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against the Company, and its officers and directors, as well as various physician groups that conduct business with the Company.  This lawsuit raised questions concerning the legality of the purchase service agreements under the Georgia Patient Self-Referral Act of 1993.  This lawsuit was dismissed without prejudice, in conjunction with a settlement, in May 2004.

Legal expenses related to the above mentioned matters amounted to $2.4 and $2.7 million for the three months and six months ended June 30, 2004.

5.  Consolidating Financial Statements

The following tables present consolidating financial information for the three months and six months ended June 30, 2004 and 2003 for:  1) MQ Associates, Inc. (parent); 2) MedQuest, Inc. (issuer); 3) the guarantors (on a combined basis) of MedQuest, Inc.’s notes (which represent all of MedQuest’s subsidiaries) and 4) all eliminating adjustments.  The consolidating financial statements presented reflect the legal entity compositions at the respective dates.  Separate financial statements of MedQuest, Inc., as issuer of the Notes, and the subsidiary guarantors are not presented because: 1) each subsidiary guarantor is 100% owned by MQ Associates, Inc., 2) all guarantees are full and unconditional, and 3) all guarantees are joint and several.

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

MQ ASSOCIATES, INC.

CONSOLIDATING BALANCE SHEETS

(in thousands, except share data)

(unaudited)

June 30, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—		2,418		$2,418
Patient receivables, net of allowance for doubtful accounts			67,342		67,342
Related party receivables			1,299		1,299
Other receivables			1,766		1,766
Prepaid expenses and other			4,006		4,006
Deferred income taxes			594		594
Total current assets			77,425		77,425

Property and equipment, net			87,527		87,527
Goodwill			34,415		34,415
Intangible assets, net			14,158		14,158
Intercompany receivable	15,775	57,605		(73,380)
Debt issuance costs, net		12,302			12,302
Other		161	6,627		6,788
Total assets	15,775	70,068	220,152	(73,380)	232,615
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			2,833		2,833
Accrued payroll and related taxes			6,273		6,273
Accrued interest		7,334			7,334
Accrued radiologist fees			4,014		4,014
Income taxes payable
Other accrued expenses		161	6,104		6,265
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,917		1,917
Total current liabilities		8,095	21,141		29,236

Intercompany payable	74,836	(202,344)	127,508
Long-term debt		248,542			248,542
Obligations under capital leases			2,678		2,678
Other long-term liabilities			1,507		1,507
Deferred income taxes			9,713		9,713
Total liabilities	$74,836	54,293	162,547		$291,676

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	$35,000				$35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	63,389				63,389
Accumulated deficit	(172,551)	15,775	57,605	(73,380)	(172,551)
Total stockholders’ deficit	(109,061)	15,775	57,605	(73,380)	(109,061)
Total liabilities and stockholders’ deficit	$15,775	70,068	220,152	(73,380)	$232,615

MQ ASSOCIATES, INC.

CONSOLIDATING BALANCE SHEETS

(in thousands, except share data)

(unaudited)

December 31, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—		6,731		$6,731
Patient receivables, net of allowance for doubtful accounts			61,490		61,490
Related party receivables			782		782
Income taxes receivable
Other receivables			2,049		2,049
Prepaid expenses and other			2,619		2,619
Deferred income taxes			594		594
Total current assets			74,265		74,265

Property and equipment, net			82,107		82,107
Goodwill			33,855		33,855
Intangible assets, net			10,722		10,722
Investment in subsidiary	11,138	42,130		(53,268)
Debt issue costs, net		13,384			13,384
Other		1,404	7,744		9,148
Total assets	11,138	56,918	208,693	(53,268)	223,481
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			6,596		6,596
Accrued payroll and related taxes			5,371		5,371
Other accrued expenses		7,278	7,680		14,958
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,584		1,584
Total current liabilities		7,878	21,231		29,109

Intercompany payable	72,922	(207,064)	134,142
Long-term debt		244,966			244,966
Obligations under capital leases			2,517		2,517
Other long-term liabilities			499		499
Deferred income taxes			8,174		8,174
Total liabilities	$72,922	45,780	166,563		$285,265

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	$35,000				$35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Additional paid-in capital	63,389				63,389
Accumulated deficit	(175,274)	11,138	42,130	(53,268)	(175,274)
Total stockholders’ deficit	(111,784)	11,138	42,130	(53,268)	(111,784)
Total liabilities and stockholders’ deficit	$11,138	56,918	208,693	(53,268)	$223,481

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Three months ended June 30, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		71,012		$71,012
Costs and expenses
Operating expenses, excluding depreciation			29,580		29,580
Marketing, general and administrative expenses			25,765		25,765
Depreciation and amortization			7,921		7,921
Income from operations			7,746		7,746

Interest expense	956	5,389	51		6,396
Interest income			9		9
Equity in earnings of unconsolidated joint venture			(35)		(35)
Income (loss) before provision for income taxes	(956)	(5,389)	7,721		1,376
Provision for income taxes			550		550
Equity in earnings of consolidated subsidiaries	1,782	7,171		(8,953)
Net income (loss)	$826	1,782	7,171	(8,953)	$826

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Three months ended June 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		59,613		$59,613
Costs and expenses
Operating expenses, excluding depreciation			25,815		25,815
Marketing, general and administrative expenses			18,922		18,922
Depreciation and amortization			7,301		7,301
Income from operations			7,575		7,575

Interest expense	653	5,313	95		6,061
Interest income			(4)		(4)
Income (loss) before provision for income taxes	(653)	(5,313)	7,484		1,518
Provision for income taxes			608		608
Equity in earnings of consolidated subsidiaries	1,563	6,876		(8,439)
Net income (loss)	$910	1,563	6,876	(8,439)	$910

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Six months ended June 30, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		138,032		$138,032
Costs and expenses
Operating expenses, excluding depreciation			57,635		57,635
Marketing, general and administrative expenses			47,499		47,499
Depreciation and amortization			15,619		15,619
Income from operations			17,279		17,279

Interest expense	1,914	10,838	101		12,853
Interest income			(4)		(4)
Equity in earnings of unconsolidated joint venture			(108)		(108)
Income (loss) before provision for income taxes (benefit)	(1,914)	(10,838)	17,290		4,538
Provision for income taxes (benefit)			1,815		1,815
Equity in earnings of consolidated subsidiaries	4,637	15,475		(20,112)
Net income (loss)	$2,723	4,637	15,475	(20,112)	$2,723

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

Six months ended June 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		115,360		$115,360
Costs and expenses
Operating expenses, excluding depreciation			50,394		50,394
Marketing, general and administrative expenses			36,619		36,619
Depreciation and amortization			14,182		14,182
Income from operations			14,165		14,165

Interest expense	1,337	10,407	131		11,875
Interest income			(8)		(8)
Income (loss) before provision for income taxes	(1,337)	(10,407)	14,042		2,298
Provision for income taxes			920		920
Equity in earnings of consolidated subsidiaries	2,715	13,122		(15,837)
Net income (loss)	$1,378	2,715	13,122	(15,837)	$1,378

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Six months ended June 30, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,723	4,637	15,475	(20,112)	$2,723
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Depreciation and amortization			15,619		15,619
Amortization of bond discount		120			120
Amortization of debt issuance costs		974			974
Bad debt expense			6,185		6,185
Equity in earnings of unconsolidated joint venture			(108)		(108)
Equity in earnings of consolidated subsidiaries	(4,637)	(15,475)		20,112
Changes in operating assets and liabilities
Patient receivables			(12,037)		(12,037)
Related party and other receivables			(280)		(280)
Intercompany receivable		(1,255)	(12,752)	14,007
Intercompany payable	1,914	10,838	1,255	(14,007)
Prepaid expenses and other current assets			(1,387)		(1,387)
Other assets			(371)		(371)
Accounts payable			(3,763)		(3,763)
Accrued payroll and related taxes			902		902
Other accrued expenses		161	4,092		4,253
Net cash and cash equivalents provided by operating activities			12,830		12,830
Cash flows from investing activities
Purchases of property and equipment			(15,827)		(15,827)
Acquisitions of businesses, net of cash acquired			(5,485)		(5,485)
Proceeds from loan repayments			69		69
Net cash and cash equivalents used in investing activities			(21,243)		(21,243)
Cash flows from financing activities
Payments on capital leases			(708)		(708)
Intercompany receivable		(23,500)	(18,692)	42,192
Intercompany payable	—	18,692	23,500	(42,192)	—
Payment of debt issuance costs		(29)			(29)
Other		137			137
Proceeds from senior credit facility		23,500			23,500
Payments on senior credit facility		(300)			(300)
Payment on long-term debt		(18,500)			(18,500)
Net cash and cash equivalents provided by financing activities			4,100		4,100

Net (decrease) increase in cash and cash equivalents			(4,313)		(4,313)

Cash and cash equivalents, beginning of period			6,731		6,731
Cash and cash equivalents, end of period			2,418		2,418

Supplemental disclosure of cash flow information
Cash paid for interest			11,705		11,705
Cash paid for taxes			862		862

Supplemental schedule of non-cash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			5,485		5,485
Less deposit paid in prior year
			5,485		5,485

Equipment acquired through capital leases	$—		1,203		$1,203

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Six months ended June 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,378	2,715	13,122	(15,837)	1,378
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities
Depreciation and amortization			14,182		14,182
Amortization of bond discount		36			36
Amortization of debt issuance costs		792			792
Bad debt expense			4,816		4,816
Equity in earnings of consolidated subsidiaries	(2,715)	(13,122)		15,837
Changes in operating assets and liabilities
Patient receivables			(9,963)		(9,963)
Related party and other receivables			207		207
Intercompany receivable			(1,337)	1,337
Intercompany payable	1,337			(1,337)
Prepaid expenses and other current assets			(423)		(423)
Other assets			(360)		(360)
Accounts payable			(990)		(990)
Accrued payroll and related taxes			1,068		1,068
Other accrued expenses		7,350	(4,607)		2,743
Net cash and cash equivalents provided by (used in) operating activities		(2,229)	15,715		13,486
Cash flows from investing activities
Purchases of property and equipment			(9,539)		(9,539)
Acquisitions of businesses, net of cash acquired			(3,441)		(3,441)
Proceeds from loan repayments			55		55
Net cash and cash equivalents used in investing activities	$—		(12,925)		$(12,925)

Cash flows from financing activities
Payments on capital leases	$		(661)		$(661)
Intercompany receivable	—	(13,688)	(14,052)	27,740
Intercompany payable		14,052	13,688	(27,740)
Payment of debt issuance costs		(520)			(520)
Proceeds from senior credit facility		13,688			13,688
Payments on senior credit facility		(13,532)			(13,532)
Net cash and cash equivalents provided by (used in) financing activities			(1,025)		(1,025)

Net (decrease) increase in cash and cash equivalents		(2,229)	1,765		(464)

Cash and cash equivalents, beginning of period			3,230		3,230
Cash and cash equivalents, end of period		(2,229)	4,995		2,766

Supplemental disclosure of cash flow information
Cash paid for interest			11,322		11,322
Cash paid for taxes			304		304

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			5,441		5,441
Less deposit paid in prior year			(2,000)		(2,000)
			3,441		3,441

Equipment acquired through capital leases	$		1,917		$1,917

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the consolidated financial condition, liquidity and capital resources and results of operations of MQ Associates, Inc. This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this Form 10-Q.                                          This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The actual results achieved by MQ Associates, Inc. could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth below under “— Cautionary Statement for Forward-Looking Statements.”

Overview

We are a leading independent operator of fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States.  We currently operate a network of 91 centers in 13 states primarily throughout the southeastern and southwestern United States of America. For the six months ended June 30, 2004, approximately 70.2% of our net revenue was derived from magnetic resonance imaging (“MRI”) services and approximately 16.3% was derived from computed tomography (“CT”) services. The remainder of our revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, and mammography.

Our revenue is generated by providing patient services. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis.  For the six months ended June 30, 2004, approximately 61.4% of our net revenue came from commercial payors, 23.2% from government payors, 7.0% from workers compensation and 8.4% from other sources, including payments made directly by patients. Additionally, we have entered into purchase service agreements with physicians through which we provide diagnostic imaging services to a physician’s patients for a set fee which is paid by the physician, who then directly bills payors. These purchase service agreements represented approximately 7.0% of the Company’s net revenue for the six months ended June 30, 2004, and were reflected as revenue from commercial payors, workers compensation and other sources.  We have over 180 different contracts with commercial payors, and no single commercial payor accounted for more than 5% of net revenue for the six months ended June 30, 2004. Each of these contracts is renegotiated every two years. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

The principal components of operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, annual equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs, which include rental costs for mobile units and operating expenses for certain equipment. Operating costs excluding depreciation, as a percentage of net revenue, decreased from 43.7% for the six months ended June 30, 2003 to 41.7% for the six months ended June 30, 2004.  The decrease was primarily the result of a decrease, as a percentage of net revenues, in radiologist, technologists and repairs and maintenance costs.

The principal components of our marketing, general and administrative (“MG&A”) expenses are compensation paid to center managers, marketing managers, billers, collectors and other administrative personnel, marketing costs, business development expenses, corporate overhead costs and bad debt expense.  MG&A costs, as a percentage of net revenue, increased from 31.7% for six months ended June 30, 2003 to 34.4% for the six months ended June 30, 2004.  The increase was primarily the result of an increase, as a percentage of net revenues, in wages and related expenses and other general and administrative expenses.

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

Results of operations

The following table sets forth operating expenses, MG&A, depreciation and amortization, net interest expense and other expenses, and these amounts as a percentage of net revenue for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
(in millions)	2004	%	2003	%	2004	%	2003	%

Net revenues from services	$71.0	100.0	$59.6	100.0	$138.0	100.0	$115.4	100.0
Operating expenses, excluding depreciation	29.6	41.7	25.8	43.3	57.6	41.7	50.4	43.7
Marketing, general and administrative expenses	25.8	36.4	18.9	31.7	47.5	34.4	36.6	31.7
Depreciation and amortization	7.9	11.1	7.3	12.2	15.6	11.3	14.2	12.3
Income from operations	7.7	10.8	7.6	12.8	17.3	12.6	14.2	12.3
Interest expense, net	6.3	8.9	6.1	10.2	12.9	9.4	11.9	10.3
Equity in earnings of unconsolidated joint venture	—	0.0	—	0.0	(0.1)	(0.1)	—	0.0
Provision for income taxes	0.6	0.8	0.6	1.0	1.8	1.3	0.9	0.8

Net income	$0.8	1.1	$0.9	1.6	$2.7	2.0	$1.4	1.2

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net revenue was $71.0 million for the three months ended June 30, 2004, representing an increase of $11.4 million, or 19.1%, from revenues of $59.6 million for the three months ended June 30, 2003.  The increase was the result of growth in the number of scans performed at existing centers and an increase in the number of centers from 81 at June 30, 2003 to 90 at June 30, 2004.

Operating expenses, excluding depreciation, were $29.6 million for the three months ended June 30, 2004, representing an increase of $3.8 million, or 14.7%, as compared to $25.8 million for the three months ended June 30, 2003.  Operating expenses, excluding depreciation, as a percentage of net revenues decreased to 41.7% for the three months ended June 30, 2004, as compared to 43.3% for the three months ended June 30, 2003.  The decrease, as a percentage of net revenues, was due to the effects of the semi-fixed portion of radiologist and technologist costs given the increase in net revenues for the comparison periods.  There was also a decrease, as a percentage of net revenues, in repair and maintenance expenses which was partially off-set by an increase in equipment rental costs.  Repair and maintenance costs decreased, as a percentage of net revenues, due to a decrease in the level of repair and maintenance costs not covered by the Phillips repair and maintenance agreement and equipment rental costs increased, as a percentage of net revenues, due to the addition of several mobile units.

MG&A expenses were $25.8 million for the three months ended June 30, 2004, representing an increase of $6.9 million, or 36.5%, as compared to $18.9 million for the three months ended June 30, 2003.  MG&A expenses, as a percentage of net revenues, were 36.4% for the three months ended June 30, 2004, as compared to 31.7% for the three months ended June 30, 2003.  The increases, as a percentage of net revenues, were a result of an increase in wages and related expenses and other general and administrative expenses.  Wages and related expenses increased primarily due to the addition of certain middle management and support level personnel in the areas of operations and information technology.  Wages and related expenses also increased as a result of the transfer of certain billing center costs from an external provider to an internal provider.  General and administrative expenses increased as a result of $2.4 million of legal expenses related to: 1) attorney fees, expenses and associated costs incurred in connection with the legal matters subsequently discussed; 2) management’s estimated of the final costs related to the anticipated settlement of the United States Department of Justice investigation; and 3) dismissal without prejudice in May 2004, in conjunction with a settlement, of the class action lawsuit which was initially filed against the Company in February 2003. General and administrative also increased as a result of expenses related to the ongoing implementation of the Radiology Information System.

Depreciation and amortization was $7.9 million, or 11.1% of net revenues, for the three months ended June 30, 2004 as compared to $7.3 million, or 12.2% of net revenues, for the three months ended June 30, 2003.  This decrease, as a percentage of net revenues, was primarily the result of the significant increases in revenues for the comparison periods.

Interest expense, net, increased to $6.3 million for the three months ended June 30, 2004 from $6.1 million for the three months ended June 30, 2003.  Interest expense, net, increased primarily due to an increased level of indebtedness as a result of an amendment to our Senior Credit Facility in September 2003, allowing us to borrow an additional $60.0 million under a Tranche B term facility.  Total debt at June 30, 2004 amounted to $253.7 million as compared to $241.6 million at June 30, 2003.

Income taxes were $0.6 million for the three months ended June 30, 2004 and 2003.  The effective tax rate was 40.0% for the three months ended June 30, 2004 and for the three months ended June 30, 2003.  Income taxes are provided for on an interim basis using an approximate tax rate of 40.0%, which represents our effective tax rate.  There were Federal and State net operating loss carryforwards amounting to approximately $15.7 million and $40.3 million at December 31, 2003.

As a result of the foregoing factors, we had net income of $0.8 million for the three months ended June 30, 2004, as compared to net income of $0.9 million for the three months ended June 30, 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Net revenue was $138.0 million for the six months ended June 30, 2004, representing an increase of $22.6 million, or 19.6%, from revenue of $115.4 million for the six months ended June 30, 2003.  The increase was the result of an increase in the number of scans performed at existing centers and an increase in the number of centers from 81 at June 30, 2003 to 90 at June 30, 2004.

Operating expenses, excluding depreciation, were $57.6 million for the six months ended June 30, 2004, representing an increase of $7.2 million, or 14.3%, as compared to $50.4 million for the six months ended June 30, 2003.  Operating expenses, excluding depreciation, as a percentage of net revenues decreased to 41.7% for the six months ended June 30, 2004, as compared to 43.7% for the six months ended June 30, 2003.  The decrease, as a percentage of net revenue, was due primarily to the effects of the semi-fixed portion of radiologist and technologist costs given the increase in net revenue for the comparison periods.  There was also a decrease, as a percentage of net revenue, in repair and maintenance expenses, due to a decrease in the level of repair and maintenance costs not covered by the repair and maintenance agreement entered into with Philips Medical Systems North America in January 2003, which linked the level of repair and maintenance expenses to an operating factor.

MG&A expenses were $47.5 million for the six months ended June 30, 2004, representing an increase of $10.9 million, or 29.8%, as compared to MG&A expenses of $36.6 million for the six months ended June 30, 2003.  MG&A expenses, as a percentage of net revenue were 34.4% for the six months ended June 30, 2004, as compared to 31.7% for the six months ended June 30, 2003.  Wages and related expenses increased primarily due to the addition of certain middle management and support level personnel in areas of operations and information technology.  Wages and related expenses also increased as a result of the transfer of certain billing center costs from an external provider to an internal provider.  General and administrative expenses increased as a result of $2.7 million of legal expenses related to: 1) attorney fees, expenses and associated costs incurred in connection with the legal matters subsequently discussed; 2) management’s estimate of the final costs related to the anticipated settlement of the United States Department of Justice investigation; and 3) dismissal without prejudice in May 2004, in conjunction with a settlement, of the class action lawsuit which was initially filed against the Company in February 2003.  General and administrative also increased as a result of expenses related to the ongoing implementation of the Radiology Information System.

Depreciation and amortization was $15.6 million, or 11.3% of net revenue, for the six months ended June 30, 2004 as compared to $14.2 million, or 12.3% of net revenue, for the six months ended June 30, 2003.  This decrease, as a percentage of net revenue, was primarily the result of the increase in revenue for the period.

Interest expense, net, increased to $12.9 million for the six months ended June 30, 2004 from $11.9 million for the six months ended June 30, 2003.  Interest expense, net, increased primarily due to an increased level of indebtedness as a result of an amendment to the senior credit facility in September 2003, allowing us to borrow an additional $60.0 million under a Tranche B term facility.  Total debt at June 30, 2004 amounted to $253.7 million as compared to $241.6 million at June 30, 2003.

Income taxes were $1.8 million for the six months ended June 30, 2004, as compared to $0.9 million for the six months ended June 30, 2003.  The effective tax rate was 40.0% for the six months ended June 30, 2004 and for the six months ended June 30, 2003.  Income taxes are provided for on an interim basis using an approximate tax rate of 40.0%, which represents our effective tax rate.  There were federal and state net operating loss carryforwards amounting to approximately $15.7 million and $40.3 million at December 31, 2003.

As a result of the foregoing factors, we had net income of $2.7 million for the six months ended June 30, 2004, as compared to net income of $1.4 million for the six months ended June 30, 2003.

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

Our primary sources of liquidity to fund operations and capital expenditures and satisfy our debt service obligations are cash flow from operating activities and borrowings under our revolving credit facility.

Net cash provided by operating activities was $12.8 million for the six months ended June 30, 2004, representing a decrease of $0.7 million from $13.5 million for the six months ended June 30, 2003.

Net cash used in investing activities was $21.2 million for the six months ended June 30, 2004, representing an increase of $8.3 million from $12.9 million for the six months ended June 30, 2003.  This increase is primarily the result of an increase in capital expenditures during the six months ended June 30, 2004.

Net cash provided by financing activities was $4.1 million for the six months ended June 30, 2004, representing an increase of $5.1 million from $1.0 million used in financing activities for the six months ended June 30, 2003.

This increase resulted primarily from an increase in level of borrowings under the Senior Credit Facility during the six months ended June 30, 2004.

In September 2003, the Company amended its Senior Credit Facility to allow for borrowings not to exceed $60.0 million under a Tranche B term facility.  Concurrent with the amendment of the Senior Credit Facility, the Company also borrowed $60.0 million under the Tranche B term facility and applied the net proceeds against borrowings outstanding under our revolving credit facility.

The Senior Credit Facility provides for a revolving credit facility not to exceed $80.0 million and a Tranche B term facility of $60.0 million.  The Senior Credit Facility is guaranteed by MQ Associates, Inc. and each of MQ Associates, Inc.’s and MedQuest’s existing and future subsidiaries, with limited exceptions for foreign subsidiaries.  MedQuest’s obligations under the Senior Credit Facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest, Inc. and the guarantors.

At June 30, 2004, we had $253.7 million of indebtedness outstanding, as compared to $249.7 million at December 31, 2003.  Our indebtedness at June 30, 2004 primarily consisted of $180 million due under our 11 7/8% senior subordinated notes and $59.4 million due under our Tranche B term loan.  At June 30, 2004, we would have been able to borrow an additional $66.4 million (after giving effect to $0.6 million in outstanding letters of credit) under our revolving credit facility to fund our working capital requirements and future acquisitions.

Borrowings under the revolving credit facility accrue interest, at our option, at either: (a) in the case of loans where the rate of interest is based on the ABR rate, an applicable margin of 1.50% per annum plus the higher of (i) Wachovia Bank’s prime rate and (ii) the Federal funds effective rate plus ½ of 1.0%, or (b) in the case of loans where the rate of interest is based on the Eurodollar rate, the Eurodollar rate plus an applicable margin of 2.50% per annum.  Borrowings under the revolving credit facility at June 30, 2004 were based upon the Eurodollar rate (i.e. 1.94% at June 30, 2004) and amounted to $13.0 million at June 30, 2004.  The revolving credit facility also provides for a commitment fee, payable quarterly in arrears on any unused commitments hereunder, equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings under the revolving credit facility and the commitment fee are subject to adjustment based upon our consolidated leverage ratio, as defined in the Senior Credit Facility.

Borrowings under the Tranche B term facility accrue interest at our option at either: (a) in the case of loans where the rate of interest is based on the ABR rate, an applicable margin of 2.75% per annum plus the higher of (i) Wachovia Bank’s prime rate and (ii) the Federal funds effective rate plus ½ of 1% or (b) in the case of loans where the rate of interest is based on the Eurodollar rate, Eurodollar rate plus an applicable margin of 3.75% per annum.  Borrowings were based upon the Eurodollar rate (i.e. 1.94% at June 30, 2004) and amounted to $59.4 million at June 30, 2004.

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

In August 2002, MedQuest, Inc. issued $180.0 million of 11 7/8% senior subordinated notes to fund, in part, our recapitalization.  The 11 7/8% senior subordinated notes bear interest at the rate of 11 7/8% per annum.  Interest on the 11 7/8% senior subordinated notes is payable semi-annually on each February 15 and August 15.  The 11 7/8% senior subordinated notes mature on August 15, 2012.  In February 2003, MedQuest registered an identical series of 11 7/8% senior subordinated notes with the Securities and Exchange Commission and subsequently exchanged the unregistered $180 million principal amount 11 7/8% senior subordinated notes for 11 7/8% registered senior subordinated notes.

The Senior Credit Facility and the indenture governing the 11 7/8% senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the Senior Credit Facility requires us to maintain certain financial ratios. We were in compliance with all covenants under the Senior Credit Facility at June 30, 2004.  Our indebtedness under the Senior Credit Facility is collateralized by substantially all of our assets, including our inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and guaranteed by all of our domestic subsidiaries.  The 11 7/8% senior subordinated notes are senior subordinated unsecured obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates, Inc. and each of MedQuest’s subsidiaries.

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. We have not accreted the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of June 30, 2004.

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

Capital expenditures (excluding acquisitions) totaled $18.6 million, including deposits of $1.6 million paid in 2003, for the six months ended June 30, 2004, and $9.5 million for the six months ended June 30, 2003.  Capital expenditures related to acquisitions amounted to $5.5 million for the six months ended June 30, 2004, compared to $5.4 million for the six months ended June 30, 2003, including a $2.0 million deposit paid in 2002.  Capital expenditures, in the aggregate, amounted to $24.1 million for the six months ended June 30, 2004 as compared to $14.9 million for the six months ended June 30, 2003.

We believe that capital expenditures will range between $41.0 and $46.0 million for the year ending December 31, 2004, with $3.0 million to $4.0 million of these capital expenditures related to information technology.  The amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

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

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.  There were no outstanding non-binding letters of intent at June 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We sell our services exclusively in the United States of America and receive payment for services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The majority of our indebtedness bears interest at fixed rates. However, management may in its judgment determine that it is advisable to enter into interest rate swaps to convert a portion of the fixed interest rate debt to floating interest rate debt. To the extent management decides to do so, the interest expense payable or the floating rate portion of our indebtedness will be sensitive to changes in the general level of interest rates in the United States. The recorded carrying amount for $47.5 million of our long-term debt approximates fair value as these borrowings have variable rates, as a result of an interest rate swap agreement, that reflect currently available terms and conditions for similar debt.  Additionally, $59.4 million of our borrowings under the Tranche B term facility bear interest at a variable rate.

Our interest income is sensitive to changes in the general level of interest rates in the United States of America, particularly because the majority of our investments are in short-term instruments.

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

Long-term debt	2005	2006	2007	2008	2009	2012	Total	Fair Value

Fixed rate	—	—	—	—	—	$132.5	$132.5	$134.0
Average interest rate	—	—	—	—	—	11.875%	11.875%	10.42%
Variable rate	$0.6	$0.6	$13.6	$28.8	$28.5	$47.5	$119.6	$119.6
Average interest rate	5.70%	5.70%	3.97%	5.70%	5.70%	8.47%	6.42%	6.42%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the notes. The agreement requires us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument has been accounted for as a fair value hedge of the fair market value of the notes and was 100% effective for the six months ended June 30, 2004.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the notes.  The fair market value of this derivative instrument was $0.2 million at June 30, 2004 and $1.4 million at December 31, 2003 and has been presented as a component of Other Assets in the consolidated balance sheets at June 30, 2004 and December 31, 2004, respectively.

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

In February 2003, we received a request for documents from the United States Department of Justice regarding the Company’s billing and other practices.  While we believe we are in material compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, we could be subject to fines- and penalties and could be excluded from government reimbursement programs.  However, substantive negotiations have progressed towards conclusion on this matter and management believes that this matter will not have a material adverse affect on our financial position and results of operations.

In February 2003, a purported class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against us, our subsidiaries, officers and directors, as well as various physician groups that conduct business with us.  This lawsuit raised questions concerning the legality of the purchase service agreements under the Georgia Patient Self-Referral Act of 1993.  This lawsuit was dismissed without prejudice, in conjunction with a settlement, in May 2004.

Item 5.                                                           Other Information

On August 9, 2004, we announced by press release, among other things, our intention to make a proposed private placement offering of senior discount notes and to use the net proceeds of such offering to pay dividends to our stockholders.  We filed such press release as an exhibit to a Current Report on Form 8-K on August 9, 2004 (the Form “8-K”).  Reference is made to the Form 8-K for information concerning the proposed private placement offering.

The senior discount notes to be offered will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United Sates absent registration or an application exemption from registration requirements.  This Current Report on Form 8-K shall not constitute an offer to sell or a solicitation of an offer to buy the senior discount notes.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                                                                  Exhibits

Number	Description of Exhibits

31.1	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The registrant filed the following Current Report on Form 8-K during the second quarter of 2004:

(1) Report dated May 5, 2004, announcing the registrant’s earnings for the three months ended March 31, 2004 and 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MQ ASSOCIATES, INC.

Date: August 9, 2004	By:	/s/ Gene Venesky
Gene Venesky
Chairman and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Thomas C. Gentry
Thomas C. Gentry
Chief Financial Officer