Form 10-Q
period 2004-09-30
MQ ASSOCIATES INC
filed 2004-11-09
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2004

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

At November 9, 2004, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3 - 4

	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2004 and September 30, 2003	5

	Consolidated Statement of Additional Paid-in Capital and Accumulated Deficit (unaudited) for the nine months ended September 30, 2004	5

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and September 30, 2003	6

	Notes to Consolidated Financial Statements	7 - 22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 - 31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 5.	Other Information	33

Item 6.	Exhibits and Reports on Form 8-K	33

	Signatures	34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)	(derived from audited financial statements)
ASSETS
Current assets
Cash and cash equivalents	$314	$6,731
Patient receivables, net of allowance for doubtful accounts of $1,994 and $1,685	71,564	61,490
Related party receivables	1,111	782
Other receivables	1,648	2,049
Prepaid expenses and other	3,888	2,619
Deferred income taxes	594	594
Total current assets	79,119	74,265

Property and equipment, net	94,960	82,107
Goodwill	34,815	33,855
Intangible assets, net	14,226	10,722
Debt issuance costs, net	14,974	13,384
Other	5,607	9,148
Total assets	$243,701	$223,481

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,073	$6,596
Accrued payroll and related taxes	5,312	5,371
Accrued interest	2,600	7,278
Accrued radiologist fees	3,623	3,359
Other accrued expenses	7,266	4,321
Current portion of long-term debt	600	600
Current portion of obligations under capital leases	1,942	1,584
Total current liabilities	25,416	29,109

Long-term debt	342,008	244,966
Obligations under capital leases	2,435	2,517
Deferred income taxes	9,713	8,174
Other long-term liabilities	1,492	499
Total liabilities	381,064	285,265

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000	35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	50,000	50,000
Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29	29
Additional paid-in capital	—	63,389
Accumulated deficit	(187,464)	(175,274)
Total stockholders’ deficit	(187,363)	(111,784)
Total liabilities and stockholders’ deficit	$243,701	$223,481

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net revenues from services	$75,805	$63,803	$213,838	$179,163
Costs and expenses
Operating expenses, excluding depreciation	32,048	27,305	89,683	77,699
Marketing, general and administrative expenses	24,365	19,416	71,864	56,035
Depreciation and amortization	8,434	6,739	24,053	20,921
Income from operations	10,958	10,343	28,238	24,508

Interest expense	7,891	6,180	20,744	18,055
Interest income	(2)	(6)	(6)	(14)
Equity in earnings of unconsolidated joint venture	(96)	—	(204)	—
Income before provision for income taxes	3,165	4,169	7,704	6,467

Provision for income taxes	1,266	1,677	3,082	2,597

Net income	$1,899	$2,492	$4,622	$3,870

CONSOLIDATED STATEMENT OF ADDITONAL PAID-IN

CAPITAL  AND ACCUMULATED DEFICIT

(unaudited)

(in thousands)

	Additional Paid-In Capital	Accumulated Deficit	Totals

Balance, January 1, 2004	$63,389	$(175,274)	$(111,885)

Net income	—	4,622	4,622

Dividend	(63,389)	(16,812)	(80,201)

Balance, September 30, 2004	$—	$(187,464)	$(187,464)

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$4,622	$3,870
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities
Depreciation and amortization	24,053	20,921
Amortization of bond discount	182	91
Amortization of debt issue costs	1,523	1,205
Bad debt expense	9,384	7,246
Equity in earnings of unconsolidated joint venture	(204)	—
Loss on disposal of property and equipment	15	85
Changes in operating assets and liabilities
Patient receivables	(19,458)	(19,680)
Related party and other receivables	3	2,262
Prepaid expenses and other current assets	(1,269)	(484)
Other assets	(579)	(531)
Accounts payable	(2,523)	3,888
Accrued payroll and related taxes	(59)	587
Other accrued expenses	1,149	(1,748)
Net cash and cash equivalents provided by operating activities	16,839	17,712
Cash flows from investing activities
Purchases of property and equipment	(27,614)	(14,566)
Acquisitions of businesses, net of cash acquired	(7,235)	(3,525)
Proceeds from loan repayments	93	—
Distribution from unconsolidated joint venture	94	—
Investment in unconsolidated joint venture	(149)	—
Proceeds from sale of real estate	—	122
Proceeds from loan	—	88
Net cash and cash equivalents used in investing activities	(34,811)	(17,881)
Cash flows from financing activities
Payments on capital leases	(959)	(1,104)
Payment of debt issuance costs	(3,113)	(2,978)
Proceeds from senior credit facility	39,500	31,188
Proceeds from long-term debt	84,778	60,000
Payments on long-term debt	(450)	(150)
Payments on senior credit facility	(28,000)	(87,188)
Dividends	(80,201)	—
Net cash and cash equivalents provided by (used in) financing activities	11,555	(232)
Net decrease in cash and cash equivalents	$(6,417)	$(401)
Cash and cash equivalents, beginning of period	$6,731	$3,230
Cash and cash equivalents, end of period	$314	$2,829

Supplemental disclosure of cash flow information
Cash paid for interest	$22,674	$22,517
Cash paid for taxes	$906	$299

Supplemental schedule of non-cash investing and financing activities Acquisition of businesses
Fair value of assets acquired	$7,235	$5,525
Less deposit paid in prior year	—	(2,000)
	$7,235	$3,525

Equipment acquired through capital leases	$1,235	$1,917

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc.

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except share data)

1.  Basis of Presentation, Principles of Consolidation, Use of Estimates and Reclassifications

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by MQ Associates, Inc. and its subsidiaries (collectively, the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

Principles of Consolidation

MedQuest, Inc. (“MedQuest”) is a wholly-owned subsidiary of MQ Associates, Inc (“MQA”).  MQA has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest.  The consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the company exercises direct or indirect control.  All intercompany transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet at December 31, 2003 to conform to the presentation at September 30, 2004.

2.  Long-Term Debt

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003

Revolving credit facility, due August 2007	$19,500	$8,000
Tranche B term facility, due through September 2009	59,250	59,700
11 7/8 % senior subordinated notes, net of discount of $3,356 and $3,538, due August 2012	176,644	176,462
12¼% senior discount notes, including accretion of $1,037, due August 2012	85,815	—
	341,209	244,162

Fair value adjustment related to 11 7/8 % senior subordinated notes	1,399	1,404
Less current portion	600	600

	$342,008	$244,966

Future maturities of long-term debt, including the effects of the bond discount, are as follows:

Year ending December 31,	Amount

2004	$150
2005	600
2006	600
2007	20,100
2008	28,800
Thereafter	290,959

$341,209

Senior credit facility

In August 2004, the Company amended its senior credit facility (as amended, the “Senior Credit Facility”) to, permit, among other things, MQA to issue the $136,000, aggregate principal amount at maturity, 12¼% senior discount notes, due 2012 and to use the net cash proceeds therefrom to pay a dividend to holders of MQA’s common stock and to make distributions to certain key employees and certain employees who held options for MQA’s common stock.  The amendment permits the Company to make distributions to MQA under certain specified exceptions and also permits MQA to issue additional indebtedness or preferred stock under certain terms, and subject to MedQuest, Inc.’s meeting a pro forma consolidated leverage ratio test and certain other conditions, and to use the proceeds thereof to make distributions on, or repurchase or redeem shares of MQA capital stock.

In September 2003, the Company amended its senior credit facility to allow for borrowings not to exceed $60,000 under a Tranche B term facility.  Concurrent with the amendment of the senior credit facility, the

Company also borrowed $60,000 under the Tranche B term facility and applied the net proceeds against the borrowings outstanding under the senior credit facility.

The Senior Credit Facility provides for a revolving credit facility not to exceed $80,000 and a Tranche B term facility of $60,000.  The Senior Credit Facility is guaranteed by MQA and each of MQA’s and MedQuest’s existing and future domestic subsidiaries and certain foreign subsidiaries.  MedQuest’s obligations under the Senior Credit Facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

The Senior Credit Facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, MedQuest leverage, senior leverage and fixed charge coverage ratios.  The Company was in compliance with all covenants under the Senior Credit Facility at September 30, 2004.

Revolving credit facility

Borrowings under the revolving credit facility accrue interest at the option of MedQuest, at either: (a) the greater of (i) the prime rate, or (ii) the Federal funds effective rate (subject to certain adjustments) plus ½ of 1.0%, in either case plus an applicable margin of 1.5% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.50% per annum.  Borrowings at September 30, 2004 are based upon the Eurodollar rate (i.e. 2.17% at September 30, 2004) and amounted to $19,500 at September 30, 2004. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined.  Borrowings available under the revolving credit facility, net of $618 in letters of credit, amount to $59,882 at September 30, 2004.

Tranche B term facility

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of (i) the prime rate or (ii) the Federal funds effective rate (subject to certain adjustments) plus ½ of 1.0% in either case, plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum.  Borrowings were based upon the Eurodollar rate (i.e. 2.17% at September 30, 2004) and amounted to $59,250 at September 30, 2004.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, not more than 75% of excess cash flows, as defined, must be applied against certain outstanding borrowings under the Senior Credit Facility.

 Senior subordinated notes

11 7/8 % senior subordinated notes

The 11 7/8 % senior subordinated notes (“11 7/8 % Notes”), due in August 2012, were issued in the aggregate principal amount of $180,000, net of a discount of $3,832, which is being amortized as interest expense over the life of the 11 7/8 % Notes.  The 11 7/8 % Notes also provide for an optional early redemption by MedQuest upon a change in control, as defined, prior to August 15, 2007 at 100% of the principal amount, or on or after August 15, 2007 at the redemption prices expressed as a percentage of the principal amount, plus accrued and unpaid interest as follows:

Twelve months beginning August 15,	Optional Redemption Percentage
2007	105.938%
2008	103.958%
2009	101.979%
2010 and thereafter	100.000%

Prior to August 15, 2005, MedQuest may also redeem up to 35% of the 11 7/8 % Notes with the net cash proceeds of one or more equity offerings at a redemption price of 111.875% of the principal amount thereof, plus accrued and unpaid interest, provided that at least 65% of the original principal amount of the 11 7/8 % Notes remains outstanding after such redemptions and the redemptions occur within 120 days of the closing of the equity offerings.

The 11 7/8 % Notes are fully and unconditionally, jointly and severally guaranteed by MQA and each of MedQuest’s domestic subsidiaries.  The 11 7/8 % Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments.  The Company was in compliance with all covenants under the 11 7/8 % Notes at September 30, 2004.

12¼% senior discount notes

In August 2004, MQA issued 12¼% senior discount notes (“12¼% Notes”), due in August 2012, and received gross proceeds of $84,778, which represented a discount to the aggregate principal amount at maturity.  The 12¼% Notes were issued in the aggregate principal amount, at maturity, of $136,000 and are unsecured obligations of MQA.  Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008.  Cash interest accrues and is payable semi-annually subsequent to August 15, 2008, commencing on February 15, 2009.  MQA is required to pay generally all accrued but unpaid interest on the      12¼% Notes in cash on February 15, 2009, or at MQA’s option on August 15, 2008.

The 12¼% Notes were issued with registration rights that provide for additional interest in the event that a registered exchange offer for the 12¼% Notes was not completed or a shelf registration statement was not declared effective by the Securities and Exchange Commission within 225 days of the issuance date.  The Company’s registration statement relating to the exchange offer of a series of 12¼ senior discount notes registered under the Securities Act for the unregistered 12¼% Notes was declared effective by the Securities and Exchange Commission on October 14, 2004.

The 12¼% Notes also provide for an optional early redemption by MQA, in their entirety, upon a change in control, as defined, on or after August 15, 2005 and prior to August 15, 2008 at the redemption prices expressed as a percentage of accreted value as follows:

Twelve months beginning August 15,	Optional Redemption Percentage
2005	118.000%
2006	115.000%
2007	112.000%

Prior to August 15, 2007, MQA may also redeem up to 35% of the 12¼% Notes with the net cash proceeds of one or more equity offerings at a redemption price of 112.250% of the accreted value, plus accrued and unpaid interest, provided that at least 65% of the original principal amount, at maturity, of the 12¼% Notes remains outstanding after such redemptions and the redemptions occur within 120 days of the closing of the equity offerings.

On or after August 15, 2008, MQA may redeem all or a part of 12¼% Notes at the redemption prices expressed as a percentage of accreted value, plus accrued and unpaid cash interest as follows:

Twelve months beginning August 15,	Optional Redemption Percentage
2008	109.000%
2009	106.000%
2010	103.000%
2011 and thereafter	100.000%

The 12¼% Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments.  The Company was in compliance with all covenants under the 12¼% Notes at September 30, 2004.

Debt issuance costs amounting to $22,203, with respect to the Senior Credit Facility, 11 7/8 % Notes and 12¼% Notes, were capitalized and are being amortized using the straight line method into interest expense over the lives of the related debt instruments.

3.  Related Party Transactions

The Company had the following related party transactions:

 (a) The Company incurred expenses related to certain aviation services in the amount of $66 and $28 during the three months ended September 30, 2004 and 2003, respectively and in the amount of $326 and $188 for the nine months ended September 30, 2004 and 2003, respectively, related to services provided by Image Aviation, LLC, a company owned by two of the Company’s stockholders who also are the Chief Executive Officer and President.

(b) The Company rents office space for 19 of its centers and its headquarters through rental agreements with Image Properties, L.L.C. (“Image”), a company owned by two of the Company’s shareholders who also are the Chief Executive Officer and President.  The rental agreements provide for rental payments in amounts ranging from $6 to $77 monthly.  The rental agreements typically are for ten-year terms, with five-year renewal options, and expire at various dates through 2008.  Rent expense for related party leases was $933 and $883 for the three months ended September 30, 2004 and 2003, respectively, and was $2,799 and $2,651 for the nine months ended September 30, 2004 and 2003, respectively.

(c) The Company makes advances to Image for building and leasehold improvements made on behalf of the Company.  The Company had related party receivables of $1,111 and $782 at September 30, 2004 and December 31, 2003, for costs incurred on behalf of Image.  The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.

(d)  The Company paid, from the net proceeds received in connection with the issuance of the 12¼% Notes in August 2004, a dividend to its shareholders in the amount of $80,201 and a one-time cash bonus to certain option holders and certain key employees in the amount of $1,043.

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

5.  Stock Option Plan

Stock option information related to the Company’s 2003 Stock Option Plan for the quarter ended September 30, 2004 is as follows:

	Options	Exercise Price	Weighted Average Exercise Price
Outstanding, June 30, 2004	8,107,384	$1.00 – 3.00	$1.00
Granted	315,000	0.65	0.65
Forfeited	35,000	1.00 – 1.05	1.01
Outstanding, September 30, 2004	8,387,384	$0.65 – 3.00	$1.64
Exercisable, September 30, 2004	1,793,171	$1.00 – 3.00	$1.76
Shares available for future grants	8,612,615

The following table sets forth information related to options outstanding and exercisable as of September 30, 2004:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Number of Options
$0.65	315,000	9.76	—
1.00	2,886,000	8.26	577,200
1.05	322,500	9.26	—
1.50	2,431,942	9.26	607,985
2.50	1,215,971	9.26	303,993
3.00	1,215,971	9.26	303,993

	8,387,384	9.27	1,793,171

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees.

The following table reflects pro forma net income as if the Company had elected to adopt the fair value approach of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,0000”:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income:

As reported	$1,899	$2,492	$4,622	$3,870
Fair value based compensation cost, net of taxes	15	11	45	33
Pro forma	$1,884	$2,481	$4,577	$3,837

The pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The weighted average grant date fair value of options granted during the three months ended September 30, 2004, when the exercise price equaled the market price on the grant date, was $32.  The estimated fair value of stock options granted was calculated using the Black-Scholes option-pricing model.  The Company uses the minimum value method in determining the expected volatility of the common stock underlying the stock options.

The weighted average assumptions were as follows for the three and nine months ended September 30, 2004 and 2003:

	September 30,
	2004	2003
Risk-free interest rate	3.45%	2.77%

Expected dividend yield	0.0%	0.0%
Expected lives (in years)	3-5	5

6.   Consolidating Financial Statements

The following tables present consolidating financial information for the three months and nine months ended September 30, 2004 and 2003 for:  1) MQA (parent); 2) MedQuest; 3) the guarantors (on a combined basis) of MedQuest’s notes (which represent all of MedQuest’s subsidiaries) and 4) all eliminating adjustments.  The consolidating financial statements presented reflect the legal entity compositions at the respective dates.  Separate financial statements of MedQuest as issuer of the 11 7/8 % Notes, and the subsidiary guarantors are not presented because: 1) each subsidiary guarantor is 100% owned by MQA, 2) all guarantees are full and unconditional, and 3) all guarantees are joint and several.

The Senior Credit Facility and the indenture governing the 11 7/8 % Notes impose certain restrictions on the Company, including restrictions on the ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Senior Credit Facility requires the Company to maintain certain financial ratios.  The Company’s indebtedness under the Senior Credit Facility is secured by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest’s domestic subsidiaries.

MQ ASSOCIATES, INC.

CONSOLIDATING BALANCE SHEETS

(in thousands, except share data)

(unaudited)

September 30, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,623		(1,309)		$314
Patient receivables, net of allowance for doubtful accounts			71,564		71,564
Related party receivables			1,111		1,111
Other receivables			1,648		1,648
Prepaid expenses and other			3,888		3,888
Deferred income taxes			594		594
Total current assets	1,623		77,496		79,119

Property and equipment, net			94,960		94,960
Goodwill			34,815		34,815
Intangible assets, net			14,226		14,226
Investment in subsidiaries	16,797	67,340		(84,137)
Debt issuance costs, net	3,145	11,830			14,975
Other		1,399	4,207		5,606
Total assets	21,565	80,569	225,704	(84,137)	243,701
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable			4,073		4,073
Accrued payroll and related taxes			5,312		5,312
Accrued interest	257	2,343			2,600
Accrued radiologist fees			3,623		3,623
Other accrued expenses			7,266		7,266
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,942		1,942
Total current liabilities	257	2,943	22,216		25,416

Intercompany payable	72,856	(195,364)	122,508
Long-term debt	85,815	256,193			342,008
Obligations under capital leases			2,435		2,435
Other long-term liabilities			1,492		1,492
Deferred income taxes			9,713		9,713
Total liabilities	$158,928	63,772	158,364		$381,064

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	$35,000				$35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000				50,000

Stockholders’ deficit
Class A common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 issued and outstanding	29				29
Accumulated deficit	(187,464)	16,797	67,340	(84,137)	(187,464)
Total stockholders’ deficit	(187,363)	16,797	67,340	(84,137)	(187,363)
Total liabilities and stockholders’ deficit	$21,565	80,569	225,704	(84,137)	$243,701

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

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

(in thousands)

Three months ended September 30, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		75,805		$75,805
Costs and expenses
Operating expenses, excluding depreciation			32,048		32,048
Marketing, general and administrative expenses			24,365		24,365
Depreciation and amortization			8,434		8,434
Income from operations			10,958		10,958

Interest expense	(877)	8,713	55		7,891
Interest income			(2)		(2)
Equity in earnings of unconsolidated joint venture			(96)		(96)
Income (loss) before provision for income taxes	877	(8,713)	11,001		3,165
Provision for income taxes			1,266		1,266
Equity in earnings of consolidated subsidiaries	1,022	9,735		(10,757)
Net income (loss)	$1,899	1,022	9,735	(10,757)	$1,899

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

(in thousands)

Three months ended September 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		63,803		$63,803
Costs and expenses
Operating expenses, excluding depreciation			27,305		27,305
Marketing, general and administrative expenses			19,416		19,416
Depreciation and amortization			6,739		6,739
Income from operations			10,343		10,343

Interest expense	758	5,358	64		6,180
Interest income			(6)		(6)
Income (loss) before provision for income taxes	(758)	(5,358)	10,285		4,169
Provision for income taxes			1,677		1,677
Equity in earnings of consolidated subsidiaries	3,250	8,608		(11,858)
Net income (loss)	$2,492	3,250	8,608	(11,858)	$2,492

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

(in thousands)

Nine months ended September 30, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		213,838		$213,838
Costs and expenses
Operating expenses, excluding depreciation			89,683		89,683
Marketing, general and administrative expenses			71,864		71,864
Depreciation and amortization			24,053		24,053
Income from operations			28,238		28,238

Interest expense	1,037	19,551	156		20,744
Interest income			(6)		(6)
Equity in earnings of unconsolidated joint venture			(204)		(204)
Income (loss) before provision for income taxes	(1,037)	(19,551)	28,292		7,704
Provision for income taxes			3,082		3,082
Equity in earnings of consolidated subsidiaries	5,659	25,210		(30,869)
Net income (loss)	$4,622	5,659	25,210	(30,869)	$4,622

MQ ASSOCIATES, INC.

CONSOLIDATING STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(unaudited)

(in thousands)

Nine months ended September 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated

Net revenues from services	$—		179,163		$179,163
Costs and expenses
Operating expenses, excluding depreciation			77,699		77,699
Marketing, general and administrative expenses			56,035		56,035
Depreciation and amortization			20,921		20,921
Income from operations			24,508		24,508

Interest expense	2,094	15,765	196		18,055
Interest income			(14)		(14)
Income (loss) before provision for income taxes	(2,094)	(15,765)	24,326		6,467
Provision for income taxes			2,597		2,597
Equity in earnings of consolidated subsidiaries	5,964	21,729		(27,693)
Net income (loss)	$3,870	5,964	21,729	(27,693)	$3,870

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Nine months ended September 30, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$4,622	5,659	25,210	(30,869)	$4,622
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities
Depreciation and amortization			24,053		24,053
Amortization of bond discount		182			182
Amortization of debt issue costs		1,523			1,523
Bad debt expense			9,384		9,384
Loss on disposal of property and equipment			15		15
Equity in earnings of unconsolidated joint venture			(204)		(204)
Equity in earnings of consolidated subsidiaries	(5,659)	(25,210)		30,869
Changes in operating assets and liabilities
Patient receivables			(19,458)		(19,458)
Related party and other receivables			3		3
Intercompany receivable		(1,705)	(20,744)	22,449
Intercompany payable	1,037	19,551	1,861	(22,449)
Prepaid expenses and other current assets			(1,269)		(1,269)
Other assets			(579)		(579)
Accounts payable			(2,523)		(2,523)
Accrued payroll and related taxes			(59)		(59)
Other accrued expenses	257		892		1,149
Net cash and cash equivalents provided by operating activities	257		16,582		16,839
Cash flows from investing activities
Purchases of property and equipment			(27,614)		(27,614)
Acquisitions of businesses, net of cash acquired			(7,235)		(7,235)
Proceeds from loan repayments			93		93
Proceeds from unconsolidated joint venture			94		94
Investment in unconsolidated joint venture			(149)		(149)
Net cash and cash equivalents used in investing activities	$—		(34,811)		$(34,811)
Cash flows from financing activities
Payments on capital leases	$—		(959)		$(959)
Intercompany receivable		(39,500)	(28,352)	67,852
Intercompany payable		28,352	39,500	(67,852)
Payment of debt issuance costs	(3,211)	98			(3,113)
Proceeds from senior credit facility		39,500			39,500
Payments on senior credit facility		(28,000)			(28,000)
Payments on long-term debt		(450)			(450)
Proceeds from long-term debt	84,778				84,778
Dividends	(80,201)				(80,201)
Net cash and cash equivalents provided by financing activities	1,366		10,189		11,555

Net (decrease) increase in cash and cash equivalents	1,623		(8,040)		(6,417)

Cash and cash equivalents, beginning of period			6,731		6,731
Cash and cash equivalents, end of period	1,623		(1,309)		314

Supplemental disclosure of cash flow information
Cash paid for interest			22,674		22,674
Cash paid for taxes			906		906

Supplemental schedule of non-cash investing and financing activities Acquisition of businesses
Fair value of assets acquired			7,235		7,235
Less deposit paid in prior year
			7,235		$7,235

Equipment acquired through capital leases	$—		1,235		$1,235

MQ ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Nine months ended September 30, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$3,870	5,964	21,729	(27,693)	$3,870
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Depreciation and amortization			20,921		20,921
Amortization of bond discount		91			91
Amortization of debt issue costs		1,205			1,205
Bad debt expense			7,246		7,246
Loss on disposal of property and equipment			85		85
Equity in earnings of consolidated subsidiaries	(5,964)	(21,729)		27,693
Changes in operating assets and liabilities
Patient receivables			(19,680)		(19,680)
Related party and other receivables			2,262		2,262
Intercompany receivable		(3,765)	(17,859)	21,624
Intercompany payable	2,094	15,765	3,765	(21,624)
Prepaid expenses and other current assets			(484)		(484)
Other assets			(531)		(531)
Accounts payable			3,888		3,888
Accrued payroll and related taxes			587		587
Other accrued expenses		2,469	(4,217)		(1,748)
Net cash and cash equivalents provided by operating activities			17,712		17,712
Cash flows from investing activities
Purchases of property and equipment			(14,566)		(14,566)
Acquisitions of businesses, net of cash acquired			(3,525)		(3,525)
Proceeds from sale of real estate			122		122
Proceeds from loan			88		88
Net cash and cash equivalents used in investing activities	$—		(17,881)		$(17,881)
Cash flows from financing activities
Payments on capital leases	$—		(1,104)		$(1,104)
Intercompany receivable		(91,188)	(90,316)	181,504
Intercompany payable		90,316	91,188	(181,504)
Payment of debt issuance costs		(2,978)			(2,978)
Proceeds from senior credit facility		31,188			31,188
Payments on senior credit facility		(87,188)			(87,188)
Proceeds from long-term debt		60,000			60,000
Payments on long-term debt		(150)			(150)
Net cash and cash equivalents used in financing activities			(232)		(232)

Net decrease in cash and cash equivalents			(401)		(401)

Cash and cash equivalents, beginning of period			3,230		3,230
Cash and cash equivalents, end of period			2,829		2,829

Supplemental disclosure of cash flow information
Cash paid for interest			22,517		22,517
Cash paid for taxes			299		299

Supplemental schedule of non-cash investing and financing activities Acquisition of businesses
Fair value of assets acquired			5,525		5,525
Less deposit paid in prior year			(2,000)		(2,000)
			3,525		3,525

Equipment acquired through capital leases	$—		1,917		$1,917

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the consolidated financial condition, liquidity and capital resources and results of operations of MQ Associates, Inc. This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this Form 10-Q.   This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The actual results achieved by MQ Associates, Inc. could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth below under “—Cautionary Statement for Forward-Looking Statements.”

Overview

We are a leading independent operator of fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States.  We currently operate a network of 94 centers in 13 states primarily throughout the southeastern and southwestern United States of America. For the nine months ended September 30, 2004, approximately 69.9% of our net revenue was derived from magnetic resonance imaging (“MRI”) services and approximately 16.5% was derived from computed tomography (“CT”) services. The remainder of our revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, and mammography.

Our revenue is generated by providing patient services. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers compensation funds) on a fee-for-service basis.  For the nine months ended September 30, 2004, approximately 63.8% of our net revenue came from commercial payors, 22.5% from government payors, 6.0% from workers compensation and 7.7% from other sources, including payments made directly by patients. Additionally, we have entered into purchase service agreements with physicians through which we provide diagnostic imaging services to a physician’s patients for a set fee which is paid by the physician, who then directly bills payors. These purchase service agreements represented approximately 6.5% of the Company’s net revenue for the nine months ended September 30, 2004, and were reflected as revenue from commercial payors, workers compensation and other sources.  We have over 220 different contracts with commercial payors, and no single commercial payor accounted for more than 5% of net revenue for the nine months ended September 30, 2004. Each of these contracts is renegotiated every two years. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

The principal components of operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, annual equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs, which include rental costs for mobile units and operating expenses for certain equipment. Operating costs excluding depreciation, as a percentage of net revenue, decreased from 43.3% for the nine months ended September 30, 2003 to 42.0% for the nine months ended September 30, 2004.  The decrease was primarily the result of a decrease, as a percentage of net revenues, in radiologist and technologists costs.

The principal components of our marketing, general and administrative (“MG&A”) expenses are compensation paid to center managers, marketing managers, billers, collectors and other administrative personnel, marketing costs, business development expenses, corporate overhead costs and bad debt expense.  MG&A costs, as a percentage of net revenue, increased from 31.3% for nine months ended September 30, 2003 to 33.6% for the nine months ended September 30, 2004.  The increase was primarily the result of an increase, as a percentage of net revenues, in wages and related expenses and other general and administrative expenses.

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

Results of operations

The following table sets forth operating expenses, MG&A, depreciation and amortization, net interest expense and other expenses, and these amounts as a percentage of net revenue for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	2004	%	2003	%	2004	%	2003	%

Net revenues from services	$75.8	100.0	$63.8	100.0	$213.8	100.0	$179.2	100.0
Operating expenses, excluding depreciation	32.0	42.2	27.3	42.8	89.7	42.0	77.7	43.3
Marketing, general and administrative expenses	24.4	32.2	19.4	30.4	71.9	33.6	56.1	31.3
Depreciation and amortization	8.4	11.1	6.7	10.5	24.0	11.2	20.9	11.7
Income from operations	11.0	14.5	10.4	16.3	28.2	13.2	24.5	13.7
Interest expense, net	7.9	10.4	6.2	9.7	20.7	9.7	18.1	10.1
Equity in earnings of unconsolidated joint venture	(0.1)	(0.1)	-	-	(0.2)	(0.1)	-	-
Provision for income taxes	1.3	1.7	1.7	2.7	3.1	1.4	2.5	1.4
Net income	$1.9	2.5	$2.5	3.9	$4.6	2.2	$3.9	2.2

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net revenue was $75.8 million for the three months ended September 30, 2004, representing an increase of $12.0 million, or 18.8%, from revenues of $63.8 million for the three months ended September 30, 2003.  The increase was the result of growth in the number of scans performed at existing centers and an increase in the number of centers from 83 at September 30, 2003 to 93 at September 30, 2004.

Operating expenses, excluding depreciation, were $32.0 million for the three months ended September 30, 2004, representing an increase of $4.7 million, or 17.2%, as compared to $27.3 million for the three months ended September 30, 2003.  Operating expenses, excluding depreciation, as a percentage of net revenues decreased to 42.2% for the three months ended September 30, 2004, as compared to 42.8% for the three months ended September 30, 2003.  The decrease, as a percentage of net revenues, was due to the effects of the semi-fixed portion of radiologist and technologist costs given the increase in net revenues for the comparison periods.  There was also a slight increase, as a percentage of net revenues, in equipment rental cost which was offset by a decrease, as a percentage of net revenues, in other operating expenses.

MG&A expenses were $24.4 million for the three months ended September 30, 2004, representing an increase of $5.0 million, or 25.8%, as compared to $19.4 million for the three months ended September 30, 2003.  MG&A expenses, as a percentage of net revenues, were 32.2% for the three months ended September 30, 2004, as compared to 30.4% for the three months ended September 30, 2003.  The increase, as a percentage of net revenues, was primarily the result of an increase in wages and related expenses.  Wages and related expenses increased as a result of a one-time cash bonus paid to certain option holders and certain key employees in relation to and from the net proceeds related to the issuance of the 12¼% senior discount notes.

Depreciation and amortization, was $8.4 million, or 11.1% of net revenues, for the three months ended September 30, 2004 as compared to $6.7 million, or 10.5% of net revenues, for the three months ended September 30, 2003.  This increase, as a percentage of net revenues, was primarily the result of a quarterly and year to date increase in capital expenditures over the comparable prior period.

Interest expense, net, increased to $7.9 million for the three months ended September 30, 2004 from $6.2 million for the three months ended September 30, 2003. Interest expense, net, increased primarily due to an increased level of indebtedness between the comparison periods, primarily due to the issuance of the $136.0 million, principal amount at maturity, 12¼ Notes in August 2004.  Total debt at September 30, 2004 amounted to $347.0 million as compared to $242.7 million at September 30, 2003.

Income taxes were $1.3 million for the three months ended September 30, 2004, as compared to $1.7 million for the three months ended September 30, 2003.  The effective tax rate was 40.0% for the three months ended September 30, 2004 and the three months ended September 30, 2003.  Income taxes are provided for on an interim basis using an approximate tax rate of 40.0%, which represents our effective tax rate.  There were Federal and State net operating loss carryforwards amounting to approximately $15.7 million and $40.3 million at December 31, 2003.

As a result of the foregoing factors, we had net income of $1.9 million for the three months ended September 30, 2004, as compared to net income of $2.5 million for the three months ended September 30, 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net revenue was $213.8 million for the nine months ended September 30, 2004, representing an increase of $34.6 million, or 19.3%, from revenue of $179.2 million for the nine months ended September 30, 2003.  The increase was the result of an increase in the number of scans performed at existing centers and an increase in the number of centers from 83 at September 30, 2003 to 93 at September 30, 2004.

Operating expenses, excluding depreciation, were $89.7 million for the nine months ended September 30, 2004, representing an increase of $12.0 million, or 15.4%, as compared to $77.7 million for the nine months ended September 30, 2003.  Operating expenses, excluding depreciation, as a percentage of net revenues, decreased to 42.0% for the nine months ended September 30, 2004, as compared to 43.3% for the nine months ended September 30, 2003.  The decrease, as a percentage of net revenue, was due primarily to the effects of the semi-fixed portion of radiologist and technologist costs given the increase in net revenue for the comparison periods.  There was also a slight increase, as a percentage of net revenues, in equipment rental cost which was offset by a decrease, as a percentage of net revenues, in other operating expenses.

MG&A expenses were $71.9 million for the nine months ended September 30, 2004, representing an increase of $15.8 million, or 28.2%, as compared to MG&A expenses of $56.1 million for the nine months ended September 30, 2003.  MG&A expenses, as a percentage of net revenue were 33.6% for the nine months ended September 30, 2004, as compared to 31.3% for the nine months ended September 30, 2003.  MG&A increased primarily as a result of an increase, as a percentage of net revenues, in general and administrative costs and wages and related expenses.  General and administrative expenses increased as a result of $2.7 million of legal expenses related to: 1) attorney fees, expenses and associated costs incurred in connection with the legal matters subsequently discussed; 2) management’s estimate of the final costs related to the anticipated settlement of the United States Department of Justice investigation; and 3) dismissal without prejudice in May 2004, in conjunction with a settlement, of the class action lawsuit which was initially filed against the Company in February 2003.  General and administrative also increased as a result of expenses related to the ongoing implementation of the Radiology Information System.  Wages and related expenses increased as a result of a one-time cash bonus paid to certain key employees in relation to and from the net proceeds related to the issuance of the 12¼% senior discount notes and as a result of the transfer of certain billing center costs from an external provider to an internal provider.

Depreciation and amortization was $24.0 million, or 11.2% of net revenue, for the nine months ended September 30, 2004 as compared to $20.9 million, or 11.7% of net revenue, for the nine months ended September 30, 2003.  This decrease, as a percentage of net revenue, was primarily the result of the increase in net revenue for the period.

Interest expense, net, increased to $20.7 million for the nine months ended September 30, 2004 from $18.1 million for the nine months ended September 30, 2003.  Interest expense, net, increased primarily due to an increased level of indebtedness between the comparison periods, primarily due to the issuance of the $136.0 million, principal amount at maturity, 12¼ Notes in August 2004.  Total debt at September 30, 2004 amounted to $347.0 million as compared to $242.7 million at September 30, 2003.

Income taxes were $3.1 million for the nine months ended September 30, 2004, as compared to $2.5 million for the nine months ended September 30, 2003.  The effective tax rate was 40.0% for the nine months ended September 30, 2004 and the nine months ended September 30, 2003.  Income taxes are provided for on an interim basis using an approximate tax rate of 40.0%, which represents our effective tax rate.  There were federal and state net operating loss carryforwards amounting to approximately $15.7 million and $40.3 million at December 31, 2003.

As a result of the foregoing factors, we had net income of $4.6 million for the nine months ended September 30, 2004, as compared to net income of $3.9 million for the nine months ended September 30, 2003.

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

Our primary sources of liquidity to fund operations and capital expenditures and satisfy our debt service obligations are cash flows from operating activities and borrowings under our revolving credit facility.

Net cash provided by operating activities was $16.8 million for the nine months ended September 30, 2004, representing a decrease of $0.9 million from $17.7 million for the nine months ended September 30, 2003.

Net cash used in investing activities was $34.8 million for the nine months ended September 30, 2004, representing an increase of $16.9 million from $17.9 million for the nine months ended September 30, 2003.  This increase is primarily the result of an increase in capital expenditures during the nine months ended September 30, 2004.

Net cash provided by financing activities was $11.6 million for the nine months ended September 30, 2004, representing an increase of $11.8 million from $0.2 million used in financing activities for the nine months ended September 30, 2003.  This increase resulted primarily from an increase in the level of borrowings under the Senior Credit Facility during the nine months ended September 30, 2004.

In August 2004, the Company amended its senior credit facility (as amended, the “Senior Credit Facility”) to, permit, among other things, MQA to issue the $136,000, aggregate principal amount at maturity, 12¼% senior discount notes, due 2012 and to use the net cash proceeds therefrom to pay a dividend to holders of MQA’s common stock and to make distributions to employees who held options for MQA’s common stock.  The amendment permits the Company to make distributions to MQA under certain specified exceptions and also permits MQA to issue additional indebtedness or preferred stock under certain certain terms, and subject to MedQuest, Inc.’s meeting a pro forma consolidated leverage ratio test and certain other conditions, and to use the proceeds thereof to make distributions on, or repurchase or redeem shares of MQA capital stock.

In August 2004, MQA issued 121/4% senior discount notes (“12¼ Notes”) and received gross proceeds of $84.8 million, which represented a discount to the aggregate principal at maturity amount of $136.0 million. Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008.  Cash interest accrues and is payable semi-annually subsequent to August 15, 2008, commencing on February 15, 2009.  MQA is required to pay generally all accrued but unpaid interest on the 12¼% Notes in cash on February 15, 2009, or at MQA’s option on August 15, 2008.  The 121/4% Notes mature on August 15, 2012 and are unsecured obligations.

The 12¼% Notes were issued with registration rights that provide for additional interest in the event that a registered exchange offer for the 12¼% Notes was not completed or a shelf registration statement was not declared effective by the Securities and Exchange Commission within 225 days of the issuance date.  The Company’s registration statement relating to the exchange offer of a series of 12¼ senior discount notes registered under the Securities Act for the unregistered 12¼% Notes was declared effective by the Securities and Exchange Commission on October 14, 2004.

In September 2003, the Company amended its Senior Credit Facility to allow for borrowings not to exceed $60.0 million under a Tranche B term facility.  Concurrent with the amendment of the Senior Credit Facility, the Company also borrowed $60.0 million under the Tranche B term facility and applied the net proceeds against borrowings outstanding under our revolving credit facility.

The Senior Credit Facility provides for a revolving credit facility not to exceed $80.0 million and a Tranche B term facility of $60.0 million.  The Senior Credit Facility is guaranteed by MQ Associates, Inc. and each of MQ Associates, Inc.’s and MedQuest, Inc.’s existing and future subsidiaries, with limited exceptions for foreign subsidiaries.  MedQuest, Inc.’s obligations under the Senior Credit Facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest, Inc. and the guarantors.

Borrowings under the revolving credit facility accrue interest, at our option, at either: (a) in the case of loans where the rate of interest is based on the ABR rate, an applicable margin of 1.50% per annum plus the higher of (i) Wachovia Bank’s prime rate, or (ii) the Federal funds effective rate plus ½ of 1.0%, or (b) in the case of loans where the rate of interest is based on the Eurodollar rate, the Eurodollar rate plus an applicable margin of 2.50 % per annum.  Borrowings under the revolving credit facility at September 30, 2004 were based upon the Eurodollar rate (i.e. 2.17% at September 30, 2004) and amounted to $19.5 million at September 30, 2004.  The revolving credit facility also provides for a commitment fee, payable quarterly in arrears on any unused commitments hereunder, equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings under the revolving credit facility and the commitment fee are subject to adjustment based upon the MedQuest, Inc. leverage ratio, as defined in the Senior Credit Facility.

Borrowings under the Tranche B term facility accrue interest at our option at either: (a) in the case of loans where the rate of interest is based on the ABR rate, an applicable margin of 2.75% per annum plus the higher of (i) Wachovia Bank’s prime rate, or (ii) the Federal funds effective rate plus ½ of 1% or (b) in the case of loans where the rate of interest is based on the Eurodollar rate, Eurodollar rate plus an applicable margin of 3.75% per annum.  Borrowings were based upon the Eurodollar rate and amounted to $59.3 million at September 30, 2004.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, we are required to prepay outstanding term loans (or if all outstanding term loans are paid in full, to reduce commitments under the revolving credit facility) with 75% (or if we meet a certain total leverage ratio, 50%) of our “Excess Cash Flow”, as defined in the Senior Credit Facility for such fiscal year.  Notwithstanding the foregoing, we may use up to $20.0 million of net cash proceeds from certain asset dispositions and up to $20.0 million of Excess Cash Flow, in each case that we would otherwise have to use to prepay term loans, to prepay outstanding loans under the revolving credit facility (without a corresponding reduction in commitments).  We do not anticipate excess cash flows, as defined, for the year ending December 31, 2004.

In August 2002, MedQuest, Inc. issued $180.0 million of 11 7/8 % senior subordinated notes (“11 7/8% Notes”) to fund, in part, our recapitalization.  The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum.  Interest on the 11 7/8% Notes is payable semi-annually on each February 15 and August 15.  The 11 7/8% Notes mature on August 15, 2012.  In February 2003, MedQuest, Inc. registered an identical series of 11 7/8% Notes with the Securities and Exchange Commission and subsequently exchanged the unregistered $180.0 million principal amount 11 7/8% Notes for registered 11 7/8% Notes.

At September 30, 2004, we had $347.0 million of indebtedness outstanding, as compared to $242.7 million at September 30, 2003.  In addition, at September 30, 2004, we had a stockholders’ deficit of $187.4 million, as compared to a stockholders’ deficit of $114.3 million at September 30, 2003.  Our indebtedness at September 30, 2004 primarily consisted of $180.0 million due under our 11 7/8% Notes, $85.8 million accreted value of our 121/4% Notes, $59.4 million due under our Tranche B term loan and $19.5 million due under our revolving credit facility.  At September 30, 2004, we would have been able to borrow an additional $59.9 million (after giving effect to $0.6 million in outstanding letters of credit) under our revolving credit facility to fund our working capital requirements and future acquisitions

The Senior Credit Facility and the indentures governing the 11 7/8% Notes and 121/4% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the Senior Credit Facility requires us to maintain certain financial ratios. We were in compliance with all covenants under the Senior Credit Facility at September 30, 2004.  Our indebtedness under the Senior Credit Facility is collateralized by substantially all of our assets, including our inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and guaranteed by all of our domestic subsidiaries.  The 11 7/8% Notes are senior subordinated unsecured obligations of MedQuest, Inc., ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest, Inc.’s subsidiaries.  The 121/4% Notes are unsecured obligations of MQA and rank junior to all existing and future secured debt and are structurally subordinated to all existing and future debt of MQA’s existing and future subsidiaries, including MedQuest, Inc.

The following table sets forth the contractual obligations under our long-term debt and other material contractual commitments, including capital lease obligations and non-cancelable operating leases as of September 30, 2004 (in millions):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years or longer

(in millions)
Long-term debt obligations, excluding interest	$341.2	$0.6	$1.2	$62.7	$276.7
Capital lease obligations	3.8	1.7	2.1	-	-
Operating lease obligations(a)	50.4	10.7	20.1	12.9	6.7
Purchase obligations	27.3	8.4	16.8	2.1	-

Total contractual obligations	$422.7	$21.4	$40.2	$77.7	$283.4

(a)  Primarily consists of real estate leases.

The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering, or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates, Inc. may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. We have not accreted the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of September 30, 2004.

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

MQA is a holding company with no significant assets other than ownership of 100% of the stock of MedQuest, Inc.  Our subsidiaries are separate and distinct legal entities and they will have no obligation, contingent or otherwise to pay amounts due under the 12¼% Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.   The senior credit facility and indenture governing the 11 7/8% Notes significantly restrict MedQuest, Inc. and its subsidiaries from paying cash dividends or making other distributions or loans to MQA.

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

Capital expenditures (excluding acquisitions) totaled $31.9 million, including deposits of $4.4 million paid in 2003, for the nine months ended September 30, 2004, and $16.5 million for the nine months ended September 30, 2003.  Capital expenditures related to acquisitions amounted to $8.5 million for the nine months ended September 30, 2004, compared to $5.5 million for the nine months ended September 30, 2003, including a $2.0 million deposit paid in 2002.  Capital expenditures, in the aggregate, amounted to $40.4 million for the nine months ended September 30, 2004 as compared to $22.0 million for the nine months ended September 30, 2003.

We believe that capital expenditures will range between $46.0 and $48.0 million for the year ending December 31, 2004, with $3.0 million to $4.0 million of these capital expenditures related to information technology.  The amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

During fiscal 2001, 2002 and 2003, we were engaged in the development of the Radiology Information System (“RIS”), through the use of third-party and internal software developers, and spent $0.6 million, $1.1 million and $0.4 million, respectively, during fiscal 2001, 2002 and 2003 in relation to this development.  During fiscal 2003, we successfully implemented certain phases of the RIS into a number of centers within our network.

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

We substantially completed the roll-out of the billing phase of our fully integrated system in the third quarter of fiscal 2004 and anticipate roll-out of the remaining phases of the system during fiscal 2005.  We have budgeted $0.9 million for the year ending December 31, 2004 related to this implementation.

In January 2003, we entered into a contract for the servicing of substantially all of our diagnostic imaging equipment with Philips Medical Systems North America. This contract has an initial term of five years and is priced at a fixed annual amount of $8.4 million, which amount is subject to increase based on our achieving certain levels of annual net patient revenue.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.  We had two outstanding non-binding letters of intent at September 30, 2004 which provide for the purchase of two centers.

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

Cautionary Statement for Forward-Looking Statements

This quarterly report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. We can give no assurance that such forward-looking statements will prove to be correct.  Among the important factors that could cause our actual results to differ significantly from those expressed or implied by such forward-looking statements are general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors; changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs and the additional factors and risks contained in our Registration Statement on Form S-4 declared effective on October 14, 2004.

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

Long-term debt	2005	2006	2007	2008	2009	2012	Total	Fair Value

Fixed rate	—	—	—	—	—	$218.3	$218.3	$219.2
Average interest rate	—	—	—	—	—	12.065%	12.065%	13.95%
Variable rate	$0.6	$0.6	$20.1	$28.8	$28.5	$47.5	$126.1	$126.1
Average interest rate	5.73%	5.73%	4.24%	5.73%	5.73%	8.69%	6.61%	6.61%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the notes. The agreement requires us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument has been accounted for as a fair value hedge of the fair market value of the notes and was 100% effective for the nine months ended September 30, 2004.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the notes.  The fair market value of this derivative instrument was $1.4 million at September 30, 2004 and December 31, 2003 and has been presented as a component of Other Assets in the consolidated balance sheets at September 30, 2004 and December 31, 2004, respectively.

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

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)                                                                                  Exhibits

Number	Description of Exhibits

31.1	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as approved pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as approved pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Gene Venesky pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Thomas C. Gentry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. The registrant filed the following Current Report on Form 8-K during the third quarter of 2004:

(1) Report dated August 9, 2004 announcing the registrant’s earnings for the quarters and six months ended June 30, 2004 and 2003.

(2) Report dated August 24, 2004 announcing the consummation of registrant’s private offering of 12¼% Senior Discount Notes due 2012 and an amendment to its senior credit facility.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MQ ASSOCIATES, INC.

Date: November 9, 2004	By:	/s/ Gene Venesky
Gene Venesky
Chairman and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Thomas C. Gentry
Thomas C. Gentry
Chief Financial Officer