Form 10-K
period 2004-12-31
MQ ASSOCIATES INC
filed 2005-09-22
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

At June 30, 2004, the market value of the voting and non-voting common equity of MQ Associates, Inc. held by non-affiliates was zero.

At September 21, 2005, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:      None

MQ Associates, Inc.

Form 10-K

Table of Contents

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Explanatory Note

As previously reported in our Current Reports on Form 8-K dated March 30, May 16 and June 8, 2005, we determined that our financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, and the quarters ended March 31, June 30 and September 30, 2004 and 2003 should be restated.  In this report, we are restating our consolidated financial statements for the years ended December 31, 2003 and 2002 that were previously reported in our Annual Reports on Form 10-K for fiscal years 2003 and 2002, and we are restating our consolidated results of operations for the first three quarters of the years ended December 31, 2004 and 2003 that were previously reported in our Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission (the “SEC”). Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Prior Period Restatement” to our consolidated financial statements located elsewhere in this report for additional information. We have also included under Item 6, “Selected Financial Data,” restated financial information for the years ended December 31, 2003, 2002, 2001 and 2000, and included in Note 21, “Results of Quarterly Operations” to our consolidated financial statements located elsewhere in this report restated quarterly financial information for 2004 and 2003.

In February 2005, our Audit Committee engaged in a review of the valuation of the net patient receivables and allowance for doubtful accounts as presented in our historical financial statements. The results of that review indicated that the allowance for contractual adjustments and doubtful accounts for patient receivables had been understated, which led to the restatement of our financial statements. In addition, we determined that other adjustments were necessary to properly reflect the valuation of property and equipment, to correct the accounting for accounts payable and certain accrued liabilities and to correct the accounting for leases. Based on the findings of the Audit Committee review, we do not believe that the misstatements in our financial statements noted above resulted from any intentional misconduct by our former or current officers or employees. As discussed in further detail elsewhere in this report, we are continuing to cooperate with the SEC and the U.S. Attorney’s Office with respect to their respective informal inquiry and investigation relating to the resignation of our former executive officers and our prior announcements that we expected to restate certain of our financial statements for prior periods.

Since we have revised the financial statements for each of the years ended December 31, 2003 and 2002 and each of the quarters ended March 31, June 30, and September 30, 2004 and 2003, the selected financial data for each of the fiscal years impacted by the restatement and the selected quarterly data for each of the quarters impacted, we are not amending our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for prior periods and this report supercedes those reports.  Thus, you should no longer rely on the consolidated financial statements, auditors’ reports and financial information for the affected periods in those reports.

PART I

Item 1.                    Business

General

We are a leading operator of independent, fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States.  In this report, “we,” “us” and “our” refer to MQ Associates, Inc. and its subsidiaries, while “MQ Associates” refers only to MQ Associates, Inc.  MedQuest, Inc. (“MedQuest”) is a wholly-owned subsidiary of MQ Associates and directly or indirectly owns 100% of the capital stock of each of its operating subsidiaries.  MQ Associates has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest.

Our centers provide diagnostic imaging services using a variety of technologies including magnetic resonance imaging (MRI), computed tomography (CT), nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitrometry and mammography. As of December 31, 2004, we operated a network of 94 centers in 13 states primarily throughout the southeastern and southwestern United States.

We believe that a key driver of our success is providing high quality service to referring physicians, patients and payors.

•      We serve our referring physicians’ interests by providing them with: (i) convenient scheduling for their patients; (ii) fast turnaround times for procedure results; (iii) high quality images; and (iv) skilled and accessible radiologists.

•      We focus on providing excellent service to our patients by offering: (i) flexible scheduling with extended operating hours; (ii) convenient center locations; (iii) short waiting times; and (iv) a patient-friendly, non-clinical environment.

•      We provide a high level of service to our payors with: (i) high quality images and radiologist reports and (ii) our network of centers in key markets.

We are structured to provide high quality service tailored to each of our local markets. We empower our center managers to run our centers to meet the demands of local market conditions, while our corporate structure provides economies of scale, corporate training programs, standardized policies and procedures and sharing of best practices across our network. Each of our center managers is responsible for meeting our standards of patient service, managing relationships with local physicians and payors and maintaining profitability.

Business strategy

Our objective is to be the leading provider of outpatient diagnostic imaging services in the geographic markets we serve by:

Providing high quality service to our customers. Our business model is geared towards serving the needs of our three customers: (i) referring physicians; (ii) patients; and (iii) payors. We evaluate our customer service measures by focusing on speed of procedure, quality of images, customer experience “exit” surveys and financial performance.

Referring physicians: We recognize that by providing convenient scheduling for patients, fast turnaround times for procedure results, high quality images and skilled and accessible radiologists, we enable our referring physicians to improve the quality and efficiency of their individual medical practices. We focus on developing relationships with referring physicians to increase patient volume and enable us to identify and respond quickly to local market needs. We also provide extended hours and extended days of operation to meet patient volume without significant delay. Our goal is to provide image turnaround and supporting radiologist reports within one business day after a procedure is performed.

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

Enhancing our current market presence. We build concentrated groups of centers in the local markets we serve in order to build local market share. These groupings enable us to: (i) build a strong referral base; (ii) establish stronger relationships with commercial payors; (iii) attract and retain highly qualified radiologists; and (iv) provide our patients with convenient locations that offer a range of imaging services. We look to deepen and expand our network by adding centers in our existing or neighboring geographic markets through de novo development and/or acquisitions to strengthen our position as a leading provider of outpatient diagnostic imaging services in these markets.

Growing our existing centers. We generate same center growth within our existing centers. We do so by extending hours and days of operation, adding modalities (progressing from MRI only to MRI and CT to multi-modality centers) and increasing imaging capacity through equipment upgrades and additional machines to meet the needs of our local markets. We also increase the performance of our centers through our focus on improving customer service and by implementing local sales and marketing programs to expand our referral sources.

Expanding to new markets. We expand through de novo development and acquisitions, using a disciplined approach for evaluating and entering new geographic markets. We perform extensive due diligence before developing a de novo center or acquiring an existing center, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We seek to enter markets where: (i) there is sufficient patient demand for outpatient diagnostic imaging services; (ii) we believe we can gain sufficient market share; (iii) we can build key local referral relationships; and (iv) payors are receptive to our entry into the market.

Company History

We were founded in 1993 to provide high quality, fixed-site outpatient single, dual and multi-modality diagnostic imaging services through both developing de novo centers and acquiring and integrating centers. Since that time, we have selectively expanded our business through development of de novo centers, acquisitions of centers (generally consisting of one to four centers) and expanding existing centers through additional modalities and enhancing or upgrading our current diagnostic imaging systems.  We currently operate in 13 states, with a focus on the southeastern and southwestern United States.

Facilities and equipment

We segregate our centers into three categories, single modality, dual-modality and multi-modality centers.  As of December 31, 2004, we operated: (i) 44 multi-modality centers; (ii) 23 dual-modality centers, the vast majority of which offer MRI and CT; and (iii) 27 single modality centers, the vast majority of which offer MRI only. We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing diagnostic imaging systems through upgrades, offering multiple diagnostic imaging systems within the same modality and adding new modalities, such as nuclear medicine, ultrasound and mammography. As of December 31, 2004, we owned or leased 19 mobile MRI machines that we use to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At December 31, 2004, we operated 348 diagnostic imaging systems, 337 of which we owned and 11 of which we leased on a full or part time basis. Of these 348 diagnostic imaging systems, 110 are MRI, 67 are CT and 171 are other modalities, including nuclear medicine, x-ray, fluoroscopy, ultrasound, bone densitrometry and mammography. In recent years, we have made a significant investment in new diagnostic imaging equipment and equipment upgrades.  Of the $49.4 million of our total capital expenditures for the year ended December 31, 2004, we invested approximately 69.4% in equipment maintenance and expansion and other corporate purposes, including information technology, 21.4% in de novo center development and 9.2% in acquisitions of centers.  During the year ended December 31, 2004, we added, on a net basis, 14 MRIs, all of which were high field MRI systems, 13 CTs, all of which were multi-slice CT systems, and 22 other modalities.

Personnel

As of December 31, 2004, we had 1,521 employees, of which approximately 84 were employed at our headquarters and the remainder were employed at our diagnostic imaging and billing centers. None of our employees are represented by a labor organization, and we are not aware of any activity seeking such organization. We believe that our relationship with our employees is good. As of December 31, 2004, approximately 202 radiologists provided professional interpretive services for our centers on either a full or part-time basis. Of these, 11 were employed by us and the remainder were independent contractors. On an as needed basis, for a number of reasons, we also contract with independent physicians to provide interpretive services for our centers.

Information Technology Systems

Our information technology systems allow us to efficiently and effectively manage our diagnostic imaging center operations, accounting and finance and payroll functions, and to facilitate DICOM image routing and reading.  The implementation of Centricity, our primary system that provides us with front office support for scheduling of patient procedures and back office support for billing and collections, was substantially completed by the end of the fourth quarter of 2004.

We intend to enhance our systems by completing the implementation of an enterprise transcription and dictation system, which is approximately 40% complete.  We expect this system to enhance operational efficiencies by: (1) standardizing processes and procedures across our entire network of centers; (2) automating, simplifying and accelerating workflow; and (3) providing more timely results to our referring physicians and other customers and patients.

Customer service

We provide high quality, diagnostic imaging services to our customers. Our philosophy of delivering high quality patient care and customer service permeates our entire organization and all levels of management. Our emphasis on customer service enables us to develop strong relationships with referral sources and to attract top radiologists. We focus on conveniently locating our centers and reducing waiting times through extended and weekend hours. In addition, our goal is to provide the referring physicians with their patients’ scans within one business day after a procedure is performed. We select centers and patients to conduct random or blind customer service tests in order to monitor the level of customer service we provide.

Payors

Our revenue is generated by providing patient services at our diagnostic imaging centers. Patient services revenue is earned from services billed directly to patients or third-party payors (generally Medicare, Medicaid, commercial payors and other third party payors) on a fee-for-service basis. The following table sets forth the percentage of our total gross revenue presented by payor class for each of the years ended December 31, 2004, 2003 and 2002:

	Years ended December 31,
	2004	2003 (Restated)	2002 (Restated)
Managed care and commercial payors	55.7%	49.8%	49.2%
Medicare	19.0%	17.6%	18.1%
Medicaid	5.6%	4.5%	5.5%
Other third party payors	9.8%	17.5%	15.4%
Other governmental and workers’ compensation payors	9.9%	10.6%	11.8%
Total	100.0%	100.0%	100.0%

Our eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s insurance carrier (primarily if the insurance is a managed care organization). We have over 360 different contracts with commercial payors, and no one commercial payor accounted for more than 5.0% of our gross revenue during the year ended December 31, 2004. These contracts, which describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide, enable us to serve patients with insurance coverage through their applicable commercial payors. Each of our business service center managers is responsible for billing our payors in accordance with the terms of these contracts and within our corporate policies.

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

Suppliers

Several substantial companies are presently engaged in the manufacture of MRI (including open and high field MRI), CT and other diagnostic imaging equipment, including Philips Medical Systems, Inc., Siemens Medical Systems, Inc., GE Medical Systems, Inc. and Hitachi Medical Systems America, Inc. We purchase contrast agents, which are used in some of our procedures, and film from major distributors.  We believe that we have good working relationships with all of our major suppliers.

Most of our equipment is serviced through equipment servicing contracts with major manufacturers. The contracts require the service providers to service substantially all of our diagnostic imaging equipment.

Competition

The overall diagnostic imaging services market is competitive, with services being provided in multiple settings and by several different types of providers. We compete principally on the basis of our reputation for delivering high quality images and reports in a timely manner, the comfort and care we provide to patients in our centers and price. We compete with other fixed-site, outpatient diagnostic imaging providers, non-radiologist physician practices, groups of radiologists, hospitals, and others, including leasing companies that own and operate diagnostic imaging equipment. Our major competitors include HealthSouth Corporation, Radiologix, Inc., InSight Health Services Corp. and Alliance Imaging, Inc.  Our competition also includes hospitals and medical clinics that provide diagnostic imaging services by leasing mobile diagnostic imaging equipment on a full or part-time basis.

We operate in a market that is highly fragmented and characterized by a small group of large competitors and a large number of small competitors. Many of these small competitors are either sole proprietorships or are part of radiology medical practices.

Environmental matters

We are subject to federal, state and local regulations governing the storage, use and disposal of hazardous materials and medical and radioactive waste products. Our diagnostic imaging centers generate small amounts of medical wastes or other hazardous materials, and some of our imaging services involve the use of radioactive materials. Although we believe that our procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and adequately provide for the safety of our patients, employees and the environment, we cannot completely eliminate the risk of accidental releases, contamination or injury associated with these materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental, health and safety laws and regulations. We have not had material expenses related to environmental, health and safety laws or regulations to date.

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

We maintain general liability, professional liability and umbrella coverage in commercially reasonable amounts. As of December 31, 2004, our aggregate policy limits for these insurance policies were $3.0 million, $3.0 million and $20.0 million, respectively. Additionally, we maintain workers’ compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state’s specific requirements. We have not assumed any material liabilities, known or unknown, of any of the centers we have acquired. However, claims may be asserted against us for events that occurred prior to our acquiring these centers.

The radiologists at our centers may from time to time be subject to malpractice claims. To protect against possible professional liability, we maintain professional liability insurance. We also require all non-employee radiologists to obtain their own malpractice insurance policies at appropriate levels. Nevertheless, claims, suits or complaints relating to services provided by the radiologists at our centers may be asserted against us in the future, including malpractice claims.

Industry overview

Diagnostic imaging services are generally non-invasive procedures that generate images of the internal anatomy. Diagnostic imaging systems permit physicians to diagnose injuries, diseases and disorders, often reducing the cost, the amount of care required and the need for costly and invasive diagnostic procedures. Diagnostic imaging procedures include MRI, CT, nuclear medicine, ultrasound, mammography, x-ray, bone densitrometry and fluoroscopy.

Diagnostic imaging modalities

Magnetic Resonance Imaging or MRI.  MRI involves the use of high-strength magnetic fields to produce computer-processed cross-sectional images of the body.  MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for applications such as imaging of the heart, chest and abdomen. Conditions that can be detected through the use of MRI include multiple sclerosis, tumors, strokes, infections and injuries to the spine, joints, ligaments and tendons. Unlike x-rays and CT, MRI does not expose patients to radiation.

Computed Tomography or CT.  In CT imaging, a computer analyzes the information received from an x-ray beam to produce multiple cross-sectional images of a particular area of anatomy. CT imaging is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections.

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

Mammography.  Mammography is a specialized examination utilizing low dosage x-rays to visualize breast tissue and is the primary screening tool for breast cancer.

General Fluoroscopy.  Fluoroscopy utilizes ionizing radiation combined with a video viewing system for real-time visualization of anatomy.

Bone Densitrometry.  Bone densitometry uses an advanced technology called dual-energy x-ray absorptiometry, or DEXA, which safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis.

General X-ray.  X-rays utilize high-energy radiation to penetrate the body and record images of organs and structures on film or digital media.

Diagnostic imaging settings

Diagnostic imaging procedures are typically performed in hospitals, FICs and mobile/shared-service units.

Hospitals and Clinics.  Hospitals provide inpatient and outpatient diagnostic imaging services, typically on site. These inpatient and outpatient centers are owned and operated by the hospital or clinic and are primarily used by patients of the hospital or clinic. The hospital or clinic bills third-party payors, such as health insurers, Medicare or Medicaid, for services performed.

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

Mobile providers.  In contrast to FICs, mobile imaging operators operate diagnostic imaging systems in mobile trailers, providing their customers with shared-service or full-time diagnostic imaging services. Mobile providers often target small to mid-size hospitals in non-urban areas in need of advanced imaging technologies but without the procedure volume or customer base to justify a fixed-site location. The mobile provider is paid directly by the hospital or the clinic.

Industry trends

Wider acceptance by physicians, payors and patients.  Imaging modalities, in particular MRI, continue to gain widespread acceptance from both physicians and payors because of the enhanced diagnostic applications and reduced cost to the payor of early diagnosis of an ailment. Because of the benefits that non-invasive imaging procedures provide, patients have begun to demand faster service and improved access to imaging.  With physicians, payors and patients increasingly focused on high quality, easily accessible and more cost-effective care, we believe that the role that diagnostic imaging plays in the delivery of healthcare will continue to increase over the next decade.

Increasing number of applications.  The use of imaging modalities such as MRI and CT has increased rapidly in recent years as these technologies enable physicians in a wide variety of specialties, including orthopedics, neurology, cardiology and internal medicine, to diagnose an increasing number of diseases and injuries quickly and accurately without exploratory surgery or other invasive procedures. For instance, whereas MRI has traditionally been used primarily for imaging of the spine, brain and soft tissues, physicians are now utilizing MRI equipment to examine blockages in coronary arteries, a procedure that previously required an invasive procedure. Similarly, new CT applications include advanced chest and abdominal imaging. We believe that future technological advances will continue to enhance the ability of radiologists to diagnose and influence treatment.

Favorable demographic trends.  According to the United States Census Bureau, the number of people in the United States over the age of 65 should more than double from its level of 35.1 million in 2000 to 71.4 million by 2030. Also, in the next ten years the most dramatic change in the demographic mix by age range should be in the 55 to 65 year-old age range. Utilization of diagnostic imaging services increases with age; therefore, we believe the aging population and associated demographic trends should drive increased procedure volume. We believe that on average an individual in the 55 to 65 year-old range utilizes approximately 1.5 imaging procedures per year and an individual in the 65 and older age range utilizes approximately 2.5 imaging procedures per year, compared to individuals in the 25 to 35 age range who utilize approximately 0.5 imaging procedures per year.

Stable technology environment.  We do not foresee new imaging technologies on the horizon that will displace MRI or CT. In addition, major equipment manufacturers continue to develop improvements and enhancements to the technologies that we are currently operating and purchasing.

Regulation

Licensing and certification.  Healthcare facility construction and operation is subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, and environmental protection laws. Licensing requirements vary within each state in which we do business.  Diagnostic imaging centers must meet requirements under these laws in order to participate in government programs, including the Medicare and Medicaid programs.

In addition, free-standing diagnostic imaging centers that provide services independent of a physician’s office must be enrolled by Medicare as an “Independent Diagnostic Testing Facility” (an “IDTF”) to bill the Medicare program. Medicare carriers have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. Notwithstanding this complexity, we conduct our operations in compliance with federal, state and local laws and make every effort to satisfy the IDTF requirements or operate as a qualified physician’s practice.

Certificates of need.  The laws of some of the states in which we operate limit our ability to acquire new diagnostic imaging equipment or expand or replace our existing equipment at diagnostic imaging centers because these states require a certificate of need (“CON”) or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging systems or provision of diagnostic imaging services by us or by those parties for whom we manage facilities. Six of the 13 states in which we operate generally require a CON, subject to certain exemptions, and more states may adopt similar licensure frameworks in the future. In many cases, a limited number of these CONs are available in a given state. If we are unable to obtain the applicable CONs or additional certificates or approvals, or rely on applicable exemptions, necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

Conversely, states in which we have obtained a CON may repeal existing CON regulations or liberalize exemptions from the regulations. The repeal of CON regulations in states in which we have obtained a CON or an exemption therefrom would lower barriers to entry for competition in those states and could adversely affect our business.

Our ability to obtain a CON or exemption therefrom in a particular state is not a definitive guarantee that our operations under the applicable CON law will be unchallenged. One or more parties may challenge our CON or exemption therefrom from time to time. While such challenges could be raised on a number of issues, they generally would be based upon the application or interpretation of certain financial formulae contained within the applicable CON statute and either: (i) our adherence to that formulae in the submission of our CON application or exemption therefrom or (ii) the applicable state agency’s interpretation or application of the CON statute in its review of our application. If we are unable to succeed against challenges to our CONs or exemptions therefrom, we may be limited or precluded from continuing our operations in the relevant jurisdictions.

Fee-splitting; corporate practice of medicine.  The laws of many states in which we maintain facilities prohibit unlicensed persons or business entities, including corporations, from employing physicians or engaging in certain financial arrangements, such as splitting professional fees between physicians and non-physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. We structure our relationships with radiologists in a manner that we believe does not constitute the practice of medicine by us.  Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state laws, and believe our current arrangements substantially comply with applicable laws, we cannot assure you that government officials charged with responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

Medicare and Medicaid reimbursement programs.  Our revenue is derived through our ownership, operation and management of diagnostic imaging centers. During the year ended December 31, 2004, approximately 24.6% of our gross revenue generated at our diagnostic imaging centers was derived from Medicare and Medicaid.

Medicare.  The Medicare program is a social health insurance program that provides health care to Americans who either are 65 years of age or older or have certain qualifying conditions.  There are four separate “Parts” to the Medicare program, with the services that we provide being reimbursed under Part B, which covers physician, outpatient ambulatory and ancillary services, such as diagnostic imaging services.

Under prior Medicare policy, imaging centers generally participated in the Medicare program as either medical groups or, subject to the discretion of individual Medicare carriers, independent physiological laboratories. However, in 1997, the Centers for Medicare and Medicaid Services (“CMS”) created a new Medicare enrollment category entitled IDTFs. CMS has created one exception to IDTF enrollment, which applies to radiology group practices. While we generally have enrolled our imaging centers with the Medicare program as IDTFs, some of our centers are enrolled as radiology group practices.

The physician fee schedule is a statutory formula pursuant to which the Department of Health and Human Services (“HHS”) assigns relative values to covered medical procedures based on the specific procedure’s ranking relative to the other procedures on the scale. The physician fee schedule is subject to annual updates, which adjust the rates payable per procedure for inflation, subject to an adjustment that assures projected spending for the year meets allowed spending for that year.  Medicare reimbursement represented 19% of our gross revenue for the year ended December 31, 2004.  On August 1, 2005, CMS released its Proposed Rule announcing numerous proposed payment and policy changes for items and services covered by Part B (including diagnostic imaging services we provide) for calendar year 2006.  Some of the proposed changes could have a significant impact on our business. The Proposed Rule would decrease reimbursement for physicians’ services (under which IDTFs are reimbursed) by 4.3%. It also proposes modifications to payment policies to constrain growth in diagnostic imaging.  The Proposed Rule would enact a provision that reduces payment for the technical component of certain diagnostic imaging procedures that are furnished in a single session and occur on contiguous body parts.

Medicaid.  The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state although both the federal government and many states are currently considering significantly reducing Medicaid funding. In most states in which we operate, Medicaid reimbursement for diagnostic imaging services is lower than the reimbursement rates paid by other payors (including the Medicare program), and some states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In two states in which we operate, the state Medicaid agencies have refused to authorize entities organized as free-standing diagnostic imaging centers to enroll in the Medicaid program. Medicaid represented 5.6% of our gross revenue for the year ended December 31, 2004.

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

The Office of Inspector General (“OIG”) at the HHS has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute, provided all applicable criteria are met.  The failure to meet all of the applicable safe harbor criteria does not mean, however, that the particular arrangements violate the anti-kickback statute.  We have a variety of physician arrangements and, although we do not believe that these agreements violate the law, we cannot assure you that regulatory authorities will not determine otherwise or that all of our arrangements meet all of the applicable safe harbor criteria, especially as enforcement of this law historically has been a high priority for the federal government.  Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare, Medicaid or other governmental programs, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

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

On January 4, 2001, CMS published final Phase I regulations to implement the Stark Law. Under these final regulations, radiology and certain other imaging services are included in the designated health services subject to the self-referral prohibition. Under the final regulations, such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, computerized axial tomography, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The final regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasonic procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, non-radiological medical procedures; (iii) nuclear medicine procedures; and (iv) “invasive” or “interventional” radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

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

On March 26, 2004 CMS published Stark Law Phase II regulations, which took effect July 26, 2004. These regulations offer slightly greater flexibility through the addition of certain limited exceptions and more liberal interpretations of certain Stark requirements, while also establishing certain bright line rules that may make it more difficult to qualify certain arrangements for exceptions to the Stark self-referral prohibitions. We do not expect that the Stark II changes will alter the way in which we structure our business operations.

Although we believe that we have structured our acquisitions of the assets of existing practices and our service agreements for management and administrative services so as to not violate the Stark Law and regulations, a determination of liability under the Stark Law could have an adverse effect on our business, financial condition and results of operations.

Federal False Claims Act.  The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring qui tam whistleblower lawsuits against companies. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages sustained by the federal government.

In February 2003, we received a request for documents from the United States Department of Justice (“DOJ”) regarding our billing practices.  The request arose from a lawsuit filed under seal according to the qui tam provision of the Federal False Claims Act.  The DOJ thoroughly reviewed the claims made in the qui tam lawsuit and concluded that no government intervention was required in the matter.  On September 9, 2005, we reached a settlement with the DOJ to resolve the matter as an alleged Medicare overpayment, pursuant to which we admitted no liability or wrongdoing.  We also entered into a separate settlement agreement with the private parties in the qui tam lawsuit.  The aggregate settlement payments pursuant to these settlement agreements will not have a material adverse effect on our financial condition or results of operations.

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

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996.  The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required the HHS to adopt standards to protect the security and privacy of health-related information. Although the HHS issued proposed rules in 1998 concerning the security standards, final rules were not adopted until February 20, 2003.  The security standards contained in the final rules do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, healthcare clearinghouses and healthcare providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability.

With respect to the privacy standards, the HHS published final rules in December of 2000. However, on August 14, 2002, the HHS published final modifications to the privacy standards. The final modifications eliminated the need for patient consent when the protected health information is disclosed for treatment payment issues or healthcare operations. In addition, the final modifications clarified the requirements related to authorizations, marketing and minimum necessary disclosures of information. All healthcare providers were required to be compliant with the new federal privacy requirements no later than April 14, 2003.  We were compliant with this federal privacy requirement as of April 14, 2003 and continue to be in compliance.

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

HIPAA also required the HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension.  We were compliant with these electronic transaction standards as of October 2003 and continue to be in compliance.

Compliance Program.  We have a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. Our program also monitors compliance with our Corporate Compliance Plan, which details our standards for (1) business ethics, (2) compliance with applicable federal, state and local laws, (3) business conduct, and (4) quality of service.  An important part of our compliance program consists of conducting periodic audits of various aspects of our operations. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program. We believe that our compliance program has been structured in light of the guidance provided by the OIG.

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

Item 2.                    Properties

As of December 31, 2004, we leased approximately 50,000 square feet of space in Alpharetta, Georgia for our executive and principal administrative offices. As of December 31, 2004, we operated 94 centers in 13 states as described in the following table:

State	Total Number of centers	Number of de novo centers	Number of acquired centers	Percentage of gross revenues for the year ended December 31, 2004
Georgia*	24	16	8	19.83%
North Carolina*	14	7	7	24.13%
South Carolina*	13	7	6	14.42%
Arizona	11	4	7	14.90%
Florida	6	5	1	4.12%
Missouri*	6	4	2	2.36%
Alabama	4	3	1	3.46%
Tennessee*	4	1	3	4.20%
Virginia*	4	0	4	4.79%
Texas	4	3	1	3.20%
Wisconsin	2	1	1	0.48%
New Mexico	1	0	1	3.06%
Illinois	1	0	1	1.06%
	94	51	43	100.0%

*                                         Indicates state where certificate of need is required.  The State of Missouri has broad exemptions from CON regulations and we do not have any centers in Missouri with a CON.

As of December 31, 2004, we owned one and leased 93 of the properties upon which our 94 centers were located.  We lease certain of our properties from related parties (See Item 13).

Item 3.                    Legal proceedings

We are engaged from time to time in the defense of lawsuits and administrative proceedings arising in the ordinary course and conduct of our business and have insurance policies covering potential insurable losses where this coverage is cost-effective.

In February 2003, we received a request for documents from the DOJ regarding our billing practices.  The request arose from a lawsuit filed under seal according to the qui tam provision of the Federal False Claims Act.  The DOJ thoroughly reviewed the claims made in the qui tam lawsuit and concluded that no government intervention was required in the matter.  On September 9, 2005, we reached a settlement with the DOJ to resolve the matter as an alleged Medicare overpayment, pursuant to which we admitted no liability or wrongdoing.  We also entered into a separate settlement agreement with the private parties in the qui tam lawsuit.  The aggregate settlement payments pursuant to these settlement agreements will not have a material adverse effect on our financial condition or results of operations.

On May 19, 2005, we were informed that the staff of the SEC has commenced an informal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file this Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2005.  We are continuing to cooperate with the SEC.

On June 2, 2005, we were informed that the U.S. Attorney’s Office in Atlanta, Georgia has opened an investigation relating to the resignation of our former executive officers and our announcements that we expected to restate certain of our financial statements for prior periods.  We are continuing to cooperate with the U.S. Attorney’s Office.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Class A Common Stock and common stock of MQ Associates.  There were six owners of record for each of the Class A Common Stock and common stock of MQ Associates at August 31, 2005.  In August 2004, MQ Associates paid a dividend to holders of its common stock with the net cash proceeds from the offering of its $136.0 million aggregate principal amount at maturity of 12¼ % senior discount notes (“12¼% Notes”) due August 2012. MQ Associates does not anticipate paying any dividends in the foreseeable future.  The indenture related to the 12¼% Notes limits the ability of MQ Associates to pay dividends to its stockholders. In addition, the senior credit facility and indenture related to the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes (“11 7/8% Notes”) due August 2012 issued by MedQuest limit the ability of MedQuest to pay dividends to MQ Associates.

On September 7, 2005, we entered into a securities purchase agreement with MQ Investment Holdings II, LLC, an entity owned by certain of our existing stockholders, pursuant to which MQ Associates issued and sold to MQ Investment Holdings II, LLC 20,000,000 shares of Series A Redeemable Preferred Stock and warrants to purchase 3,000,000 shares of common stock in exchange for $20.0 million.

We believe that the foregoing issuance of our equity securities did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  No underwriters, brokers or finders were involved in these transactions.

Item 6.                    Selected Financial Data

The following table sets forth our selected historical consolidated financial data and other data.  The selected consolidated historical financial data set forth below should be read in conjunction with and is qualified in its entirety by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and the related notes located elsewhere in this report.  The selected consolidated financial data as of and for the fiscal years ended December 31, 2004, 2003 and 2002 have been derived from financial statements audited by PricewaterhouseCoopers LLP.  The selected financial data for 2003, 2002, 2001 and 2000 has been restated to reflect the correction of an error relating to the allowance for the valuation of patient receivables and various other accounting errors.  See the Explanatory Note immediately preceding Part I of this report.

Fiscal year ended December, 31
(in millions)	2004	2003 (Restated) (1)	2002 (Restated) (1)	2001 (Restated) (1)	2000 (Restated) (1)

Statement of operations data:
Net revenues from services	$274.6	$238.6	$200.3	$132.8	$78.8
Costs and expenses:
Operating expenses, excluding depreciation and amortization	124.5	106.7	90.5	60.7	35.9
Marketing, general and administrative expenses	101.5	81.5	65.4	50.2	22.2
Loss on disposal of assets	1.6	0.2	0.2
Depreciation and amortization(2)	31.5	27.5	23.4	17.6	10.9
Income from operations	15.5	22.7	20.8	4.3	9.8
Interest expense, net	30.4	24.3	26.6	8.3	4.8
Equity in earnings of unconsolidated joint ventures	(0.3)
Income (loss) before income taxes and minority interest in net income of consolidated subsidiary	(14.6)	(1.6)	(5.8)	(4.0)	5.0
Provision (benefit) for income taxes	2.1	1.2	(2.1)	2.1	3.9
Minority interest in net income of consolidated subsidiary	—	—	—	0.1	0.1
Net income (loss)	$(16.7)	$(2.8)	$(3.7)	$(6.2)	$1.0

Other financial data:
Net cash and cash equivalents provided by operating activities	$33.0	$31.4	$17.4	$19.9	$12.5
Net cash and cash equivalents used in investing activities	(53.0)	(36.2)	(52.1)	(59.4)	(15.5)
Net cash and cash equivalents provided by financing activities	14.3	8.4	32.5	42.6	3.0
Capital expenditures	49.4	30.1	40.9	33.9	16.1
Ratio of earnings to fixed charges(3)	0.6	x	0.9	x	0.8	x	0.6	x	1.9	x
Dividends paid	$80.2	$—	$—	$—	$—

Balance sheet data (at period end):
Cash and cash equivalents	$1.0	$6.7	$3.2	$5.4	$2.3
Working capital(4)	5.5	19.8	19.3	19.4	10.3
Total assets	220.5	204.4	183.6	132.3	70.7
Total debt	352.0	249.2	236.2	117.0	58.1
Redeemable preferred stock	50.0	50.0	50.0	105.3	79.3
Total stockholders’ deficit(5)	$(229.1)	$(132.2)	$(129.4)	$(111.7)	$(80.1)

Operating data:
Number of centers:
Balance, beginning of period	83	76	65	42	33
Additional, de novo	7	6	4	10	5
Additional, acquired	4	1	7	13	4
Balance, end of period	94	83	76	65	42

(1)           The prior period restatement is discussed, in detail, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)           In adopting SFAS 142, effective January 1, 2002, we no longer amortize goodwill and CONs. There was no impairment to goodwill and CONs as a result of the impairment test performed. Amortization expense for goodwill and CONs for the years ended December 31, 2000 and 2001 was $0.6 million and $0.9 million, respectively.

(3)           Earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs and discount on the 12¼% Notes and (iii) an allocation of one-third of the rental expense from operating leases, which management considers to be a reasonable approximation of the interest factor of operating lease payments.

(4)           Working capital is defined as current assets minus current liabilities, excluding the current portion of long term debt and line of credit.

(5)           On March 30, 2001, TA Associates, Inc. made its second equity purchase and first subordinated debt loan to us. As of March 31, 2001, none of these funds had been used to repurchase a portion of the shares from our co-founders. The repurchase took place in April 2001 and a portion of the shares held by our co-founders were repurchased for $18.8 million. Such repurchase was accounted for as a $19.9 million reduction to stockholders’ equity. The increase in 2000 reflects accretion to the redemption value of the redeemable preferred stock of MQ Associates.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations.  This analysis should be read in conjunction with the consolidated financial statements and notes, which appear elsewhere in this report.  This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance.  The actual results we achieve could differ materially from results anticipated in these forward-looking statements as a result of factors set forth under “Forward-Looking Statements” and “Risk Factors” elsewhere in this report.

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers. As of December 31, 2004, we operated a network of 94 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds.  We also provide services to healthcare providers such as physicians and hospitals. From 2002 to 2004, on average, 69% of our gross revenue was derived from MRI services and 16% of our gross revenue was derived from CT services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitrometry and mammography services. We believe we are well positioned to capitalize on continuing growth in the diagnostic imaging industry. Growth in diagnostic imaging is driven by the aging population, expanding applications for MRI and CT and relatively stable reimbursement rates.

As described in the Explanatory Note immediately preceding Part I of this report, we were unable to timely file this report without unreasonable effort or expense due to the inability of management to complete the preparation of the required financial statements for the fiscal year for the reasons discussed below. At the time, the Audit Committee of our board of directors was engaged in a review of the valuation of the net patient receivables as presented in our historical financial statements. The results of that review indicated that the allowance for contractual adjustments and doubtful accounts for patient receivables had been understated. In addition, we determined that other adjustments were necessary to properly reflect the valuation of property and equipment, to correct the accounting for accounts payable and certain accrued liabilities and to correct the accounting for leases. The impact of the foregoing adjustments, and the provision for income tax, is discussed in further detail under “Prior Period Restatement” below.

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and what we will ultimately collect from third party payors. For the year ended December 31, 2004, approximately 62.8% of our gross patient revenues came from managed care and commercial payors, 27.4% from governmental payors and 9.8% from other sources, including gross revenue from patients not covered by insurance. We have over 360 different contracts with commercial payors, and no single commercial payor accounted for more than 5.0% of our gross revenue for the year ended December 31, 2004. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

We estimate the allowance for contractual adjustments utilizing an analysis that considers historical data consisting of gross charges, claim adjudication, cash receipts and refunds.  Based upon that analysis, management estimates the anticipated collection rate for gross charges outstanding as of the balance sheet date and recognizes the required change in the allowance for contractual adjustments as a charge to net patient revenue for the period.

Medicare payments for most diagnostic imaging services covered by Medicare are periodically subject to increases and decreases.  To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on current Medicare reimbursement levels, any changes in Medicare reimbursement rates will result in a corresponding change in reimbursement from our commercial payors.  On August 1, 2005, CMS released its Proposed Rule announcing numerous proposed payment and policy changes for items and services covered by Part B (including diagnostic imaging services we provide) for calendar year 2006.  Some of the proposed changes could have a significant impact on our business. For example, the Proposed Rule would decrease reimbursement for physicians’ services (under which IDTFs are reimbursed) by 4.3%. It also proposes modifications to payment policies to constrain growth in diagnostic imaging.  The Proposed Rule would enact a provision that reduces payment for the technical component of certain diagnostic imaging procedures that are furnished in a single session and occur on contiguous body parts.

The principal components of our operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs, excluding depreciation and amortization, as a percentage of net revenue, have increased from 44.7% for the year ended December 31, 2003 to 45.3% for the year ended December 31, 2004.

The principal components of our marketing, general and administrative (“MG&A”) expenses are compensation paid to center managers, marketing managers, billing staff, collectors and other administrative personnel, marketing costs, business development expenses, corporate overhead costs and bad debt expense. MG&A costs, as a percentage of net revenue, have increased from 34.2% for the year ended December 31, 2003 to 37.5% for year ended December 31, 2004.

Under our patient receivable collections policy, we attempt to collect all patient pay amounts at the point of service.  Any balances remaining due from patients after claims have been adjudicated are collected through a process that includes internal billing and collection calls.  Any patient pay amounts outstanding after four attempts to collect, by mail or by phone, are referred to an outside collection agency for further processing.  Patient pay amounts are written off to bad debt when they are deemed uncollectible.

The concentration of gross revenue and gross patient receivables by payor class, as a percentage of total gross revenue and total gross patient receivables as of December 31, 2004, is as follows:

	Gross revenue	Gross patient receivables	DSO(1)
Managed care and commercial payors	55.7%	46.7%	46.6
Medicare	19.0%	18.4%	56.4
Medicaid	5.6%	5.8%	60.7
Other third party payors	9.8%	16.6%	74.4
Other governmental and workers’ compensation payors	9.9%	12.5%	77.2
Total	100.0%	100.0%	55.1

(1) DSO represents the days sales outstanding, which measures the number of days worth of sales included in patient receivables based upon gross revenue and gross patient receivables.

Our growth has come from same center revenue, de novo development and strategic acquisitions. We increase our same center revenue by attracting new referring physicians, extending hours of operations, managing our scan and payor mix and adding capacity and modalities to meet local market needs. De novo development generally comes through expansion within our local markets. Strategic acquisitions allow us to quickly enter new markets, and to further penetrate existing markets with additional centers.

We experience seasonality in our revenue resulting from holidays, inclement weather and referral source and patient vacations, which result in fewer patient scans during certain times of the year.

Prior Period Restatement

Our consolidated financial statements for 2003 and 2002, located elsewhere in this report, have been restated to reflect the correction of an error relating to the allowance for the valuation of patient receivables and various other accounting errors.  The restatement includes adjustments for periods prior to 2002, which are reflected in accumulated deficit at January 1, 2002.

We have previously disclosed a preliminary estimate that the restatement adjustments would be within a range of $35.0 to $40.0 million for the allowances for contractual adjustments and doubtful accounts and between $5.0 and $9.0 million for all other adjustments, on a pre-tax basis. The following table summarizes the affect of the restatement adjustments, and related tax benefit, and cross-references to the notes to our consolidated financial statements, located elsewhere in this report, where the details of the adjustments are disclosed.

	Pre-Tax
Restatement Adjustments	Allowance for Contractual Adjustments and Doubtful Accounts Adjustments	Other Adjustments	Total	Tax Benefit	Impact on Net Income
Nine months ended September 30, 2004 (Note 21)	$(13,517)	$(3,130)	$(16,647)	$1,041	$(15,606)
Year ended December 31, 2003 (Note 2, Table 1)	(8,584)	(1,743)	(10,327)	2,398	(7,929)
Year ended December 31, 2002 (Note 2, Table 1)	(6,735)	(1,019)	(7,754)	2,867	(4,887)
Prior to January 1, 2002 (Note 2, Table 2)	(7,047)	(618)	(7,665)	1,353	(6,312)
	$(35,883)	$(6,510)	$(42,393)	$7,659	$(34,734)

Summary of Restatement Items

We recorded restatement adjustments in each of the quarters ended March 31, June 30 and September 30, 2004, each of the years ended December 31, 2003 and 2002, and periods prior to January 1, 2002.  The following table sets forth the restatement adjustments in each of the quarters ended March 31, June 30 and September 30, 2004:

	Quarter ended			Nine months ended
	March 31, 2004	June 30, 2004	September 30, 2004	September 30, 2004
Net income, as previously reported	$1,897	$826	$1,899	$4,622

Restatement adjustments:
Understatement of the allowances for contractual adjustments and doubtful accounts	(4,215)	(4,517)	(4,785)	(13,517)
Property and equipment	(2,135)	107	139	(1,889)
Accounts payable and accrued liabilities	(209)	(726)	(310)	(1,245)
Accounting for taxes	585	(130)	586	1,041
Accounting for leases	(173)	101	76	4
Total restatement adjustments	(6,147)	(5,165)	(4,294)	(15,606)
Net (loss), as adjusted	$(4,250)	$(4,339)	$(2,395)	$(10,984)

The following table sets forth the effects of the restatement adjustments on net income in the consolidated statements of operations for the years ended December 31, 2003 and 2002:

	Year ended December 31,
	2003	2002
Net income, as previously reported	$5,160	$1,181

Restatement adjustments:
Understatement of the allowances for contractual adjustments and doubtful accounts	(8,584)	(6,735)
Property and equipment	(172)	(205)
Accounts payable and accrued liabilities	(1,121)	(697)
Accounting for taxes	2,398	2,867
Accounting for leases	(450)	(117)
Total restatement adjustments	(7,929)	(4,887)
Net (loss), as adjusted	$(2,769)	$(3,706)

The following table sets forth the effects of the restatement adjustments on accumulated deficit as of January 1, 2002:

Accumulated deficit, January 1, 2002, as previously reported	$(114,768)

Restatement adjustments:
Understatement of the allowances for contractual adjustments and doubtful accounts	(7,047)
Property and equipment	(299)
Accounts payable and accrued liabilities	(191)
Accounting for leases	(128)
Income tax effect of the restatement adjustments	1,353
Total restatement adjustments	(6,312)
Accumulated deficit, January 1, 2002, as restated	$(121,080)

Allowances for Contractual Adjustments and Doubtful Accounts Adjustment

We determined that net revenues from services were overstated due to an understatement of the allowance for contractual adjustments.  We also determined that allowances for doubtful accounts had not been properly established in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The affected balances included allowances for contractual adjustments and doubtful accounts.

We had previously determined the allowance for contractual adjustments and doubtful accounts utilizing an analysis of data consisting of gross charges, claim adjudication, bad debts, cash receipts and refunds.  This analysis contained certain errors in that we failed to consider certain available information and to utilize other available methods to estimate the allowance for contractual adjustments and doubtful accounts.  The restated allowance for contractual adjustments and doubtful accounts was determined utilizing all of the data available at the time of the original issuance of the prior financial statements and corrected for the previous errors. Our current methodology for estimating the reserve considers both the contractual allowances and uncollectible accounts.

We adjusted patient receivables and determined the allowances for contractual adjustments and doubtful accounts by considering material events known at the time of the original release of financial statements, including historical cash collection patterns.

Property and Equipment Adjustments

We determined that we overstated certain property and equipment accounts in the previously issued 2003 and 2002 consolidated financial statements.  Those overstatements included certain capitalized assets, primarily property and equipment, that had been inappropriately capitalized and adjustments were made to amounts recorded for certain long-lived assets resulting from improper recording of the disposition of the asset.

We previously did not properly remove all assets from our records that were sold or otherwise retired.  We encountered instances in which an asset remained in the fixed asset system after its sale or disposal.  In 2005, we performed a physical inventory of all technical equipment and removed all items from the fixed assets system that could not be located.  For facilities that had moved or closed prior to or during the restatement period, we removed all assets from the fixed asset system and the general ledger as of the facility’s closure date.

Correction of Accounts Payable and Accrued Liabilities

We determined that we had inadequately provided for various accrued liabilities, including certain employee benefits, professional fees and incentive bonus programs.  We also did not accrue certain accounts payable invoices that were unrecorded as of the respective balance sheet dates.

Accounting for Leases

We discovered that we had previously accounted for nine leases as operating leases when they should have been accounted for as capital leases.  We also determined that four agreements, previously accounted for as capital leases, did not qualify as capital leases and the associated assets and liabilities, previously reported, have been removed from the consolidated financial statements.

Additionally, we reviewed our operating leases to determine if deferred rents were required due to escalating rental payments over the term of the leases.  For certain leases, we had previously recognized rent expense on a cash basis rather than recognizing rent expense on a straight-line basis over the term of the lease.

Income Tax Adjustments

The restatements of pre-tax income required appropriate adjustments to the income tax provisions and the calculation of deferred income taxes based on statutory tax provisions for the years ended December 31, 2003 and 2002.

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenues, for the periods indicated:

	Year ended December 31,						Percentage Change
(in millions)	2004		2003 (Restated)		2002 (Restated)		2004 vs. 2003	2003 vs. 2002
Net revenues from services	$274.6	100.0%	$238.6	100.0%	$200.3	100.0%	15.1%	19.1%
Operating expenses	124.5	45.3%	106.7	44.7%	90.5	45.2%	16.7%	17.9%
MG&A expenses	103.1	37.5%	81.7	34.2%	65.6	32.8%	26.2%	24.5%
Depreciation and amortization	31.5	11.5%	27.5	11.5%	23.4	11.7%	14.5%	17.5%
Income from operations	15.5	5.6%	22.7	9.5%	20.8	10.4%	(31.7)%	9.1%
Interest expense, net	30.4	11.1%	24.3	10.2%	26.6	13.3%	25.1%	(8.6)%
Equity in earnings of unconsolidated joint ventures	(0.3)	(0.1)%	—	0.0%		0.0%	N/M	N/M
Provision/(benefit) for income taxes	2.1	0.8%	1.2	0.5%	(2.1)	(1.0)%	N/M	N/M
Net loss	$(16.7)	(6.1)%	$(2.8)	(1.2)%	$(3.7)	(1.8)%	N/M	N/M

Year ended December 31, 2004 compared to year ended December 31, 2003

Net revenue was $274.6 million for the year ended December 31, 2004, representing an increase of $36.0 million, or 15.1%, from net revenue of $238.6 million for the year ended December 31, 2003.  This increase was due to continued growth in same center revenue, incremental revenue from new centers and growth in service fee revenue, partially offset by a decrease in pricing.  Same center growth, defined as centers in operation at the beginning of the prior year, contributed $17.7 million of the increase in net revenue, or a 7.4% increase over prior year.  New centers, defined as centers added since the beginning of the prior year, contributed $19.8 million of the increase in net revenue compared to 2003.  We opened seven centers in 2003 and 11 centers in 2004.  Of these 18 centers, five were added through acquisition and 13 were de novo development.  Fee revenue consisting of management fee revenue and net profit of joint ventures, contributed an additional $1.7 million in 2004.  Pricing reduced net revenue by $ 2.6 million, for a decrease of 1% of total net revenue.

Operating expenses were $124.5 million for the year ended December 31, 2004, representing an increase of $17.8 million, or 16.7%, as compared to $106.7 million for the year ended December 31, 2003. Operating expenses, as a percentage of net revenue, increased to 45.3% in 2004, as compared to 44.7% in 2003.  The increase in operating expenses, as a percentage of net revenue, was the result of more mobile MRI units being utilized at our centers.  Under these third party service agreements, we typically pay a fixed daily fee for the use of a mobile MRI, which includes technical support and other services.

MG&A expenses were $103.1 million for the year ended December 31, 2004, representing an increase of $21.4 million, or 26.2%, as compared to MG&A expenses of $81.7 million for the year ended December 31, 2003. MG&A expenses as a percentage of net revenue were 37.5% in 2004, as compared to 34.2% in 2003.  The increase was the result of higher wages and related expenses, legal and professional fees, communications expenses and bad debt expense.  Wages and related expenses increased as a percentage of net revenue and as a result were $1.7 million higher than 2003.  This increase was the result of higher personnel levels and costs associated with the implementation of new billing software and changes to our billing processes.  In addition, we paid certain one-time bonuses, of approximately $1.3 million, to non-executive management employees in 2004 in connection with our August 2004 12¼% Notes offering.  Legal expenses, which were primarily impacted in 2004 by the settlement of a class action lawsuit and our DOJ billing matter, increased by approximately $3.0 million compared to 2003.  Communications expenses, associated with data lines used to connect our centers to our corporate offices, increased by approximately $0.8 million in 2004 as a result of the implementation of new billing software.  Finally, bad debt expense increased from 5.8% of net revenue in 2003 to 6.2% of net revenue in 2004.  This increase was the result of numerous factors, including changes in collection experience of patient pay accounts receivable in 2004.  In addition to the forgoing, MG&A was also impacted by an impairment charge and the accrual of obligations associated with closed centers, which are discussed in detail below.

We account for closed center liabilities related to exit and disposal activities in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  Accordingly, we recorded a liability of $0.7 million in the year ended December 31, 2004 for obligations associated with the closing of five centers.  These costs are reflected in the consolidated statement of operations as MG&A expenses.

In the year ended December 31, 2004, we recorded an impairment charge in the amount of approximately $1.9 million related to certain computer software.  The computer software consisted of a proprietary radiology information system combined with a stand alone accounts receivable module.  The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to our determination to discontinue its implementation.  In 2004, replacement software that satisfied our growth needs was identified and implemented.  As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use. The charge related to this software is reflected in the MG&A expense and the portion subject to accelerated amortization was fully amortized in June 2005.

Depreciation and amortization was $31.5 million, or 11.5% of net revenue, for the year ended December 31, 2004, as compared to $27.5 million, or 11.5% of net revenue, for the year ended December 31, 2003.

Interest expense, net was $30.4 million for the year ended December 31, 2004, representing an increase of $6.1 million, or 25.1%, from $24.3 million for the year ended December 31, 2003. The increase in interest expense, net was a result of a higher level of total outstanding debt and an increase in our weighted average interest rate.  Total outstanding debt increased approximately $102.5 million in 2004 compared to 2003, which resulted in higher interest expense of approximately $4.3 million.  The increase in total outstanding debt was principally the result of the issuance of the 12¼% Notes and an increase in the outstanding borrowings under our revolving credit facility, which amounted to $88.4 million and $14.5 million, respectively, partially offset by the amortization of certain other debt. The increase in the weighted average interest rate, from 9.97% in 2003 to 10.65% in 2004, resulted in approximately $1.7 million of additional interest expense.

Income taxes were $2.1 million for the year ended December 31, 2004, as compared to $1.2 million for the year ended December 31, 2003. Tax expense reflects the results of adjustments to the valuation allowance due to anticipated ongoing tax losses. We continue to present deferred tax liabilities related to differences in the GAAP and tax accounting for indefinite lived intangible assets. Under GAAP, indefinite lived intangible assets are not amortized but periodically assessed for impairment, which results in a quasi permanent difference associated with the amount of accumulated tax amortization. There were federal and state net operating loss carryforwards amounting to approximately $58.7 million and $85.7 million, respectively, at December 31, 2004.

Year ended December 31, 2003 compared to year ended December 31, 2002

Net revenue was $238.6 million for the year ended December 31, 2003, representing an increase of $38.3 million, or 19.1%, from net revenue of $200.3 million for the year ended December 31, 2002.  This increase was due to continued growth in same center revenue, incremental revenue from new centers and growth in service fee revenue, partially offset by a decrease in pricing.  Same center growth, defined as centers in operation at the beginning of the prior year, contributed $28.8 million of the increase in net revenue, or a 14.4% increase over prior year.  New centers, defined as centers added since the beginning of the prior year, contributed $14.6 million of the increase in net revenue compared to 2002.  We opened 11 centers in 2002 and seven centers in 2003.  Of these 18 centers, eight were added through acquisition and ten were de novo development.  Fee revenue consisting of management fee revenue and net profit of joint ventures contributed an additional $0.4 million in 2004.  Pricing reduced net revenue by $6.2 million, for a decrease of 3.1% of total net revenue and was primarily the result of decreased Medicare reimbursement rates.

Operating expenses were $106.7 million for the year ended December 31, 2003, representing an increase of $16.2 million, or 17.9%, as compared to $90.5 million for the year ended December 31, 2002. Operating expenses, as a percentage of net revenue, decreased to 44.7% in 2003, as compared to 45.2% in 2002.  The decrease in operating expenses, as a percentage of net revenue, was the result of declines in repair and maintenance costs and equipment rental costs, which were partially offset by an increase in other operating costs.  Repair and maintenance expenses decreased, as a percentage of net revenue, from 4.4% in 2002 to 3.8% in 2003 as a result of a contract entered into with a major equipment vendor in January 2003, which linked the level of repair and maintenance expenses to net revenue.  Equipment rental expenses decreased as a result of a reduction in the number of equipment leases, which were paid off with proceeds from the 11 7/8% Notes in 2002.

MG&A expenses were $81.7 million for the year ended December 31, 2003, representing an increase of $16.1 million, or 24.5%, as compared to MG&A expenses of $65.6 million for the year ended December 31, 2002. MG&A expenses, as a percentage of net revenue, were 34.2% in 2003, as compared to 32.8% in 2002.  The increase was a result of higher wages and related expenses, partially offset by a decline in marketing expenses.  Wages and related expenses increased as a percentage of net revenue in 2003 and as a result were approximately $2.8 million higher than in 2002.  The increase was the result of higher personnel levels and costs associated with the implementation of new billing software and changes to our billing process.  In addition, we added new positions in certain corporate functions in connection with the added demands of financial reporting and regulatory compliance.  Marketing expenses declined as a result of changes made in our approach to marketing activities, which reduced the overall cost by approximately $0.8 million compared to 2002.

Depreciation and amortization was $27.5 million, or 11.5% of net revenue, for the year ended December 31, 2003, as compared to $23.4 million, or 11.7% of net revenue, for the year ended December 31, 2002.

Interest expense, net was $24.3 million for the year ended December 31, 2003, representing a decrease of $2.3 million, or 8.6%, from $26.6 million for the year ended December 31, 2002. The decrease in interest expense, net was a result of the absence of certain pre-payment penalties, paid in 2002 and not paid in 2003, substantially offset by an increase in interest expense related to an increase in total outstanding debt.  In 2002, we paid pre-payment penalties, of approximately $12.1 million, as part of our recapitalization transactions.  We paid-off certain debt and other long term obligations with some of the proceeds from the recapitalization.  Average outstanding debt increased approximately $103.3 million in 2003 compared to 2002, which resulted in increased interest expense of approximately $10.5 million.

Income taxes were $1.2 million for the year ended December 31, 2003, as compared to a tax benefit of $2.1 million for the year ended December 31, 2002. Tax expense reflects the results of adjustments to the valuation allowance due to anticipated ongoing tax losses. We continue to present deferred tax liabilities related to differences in the GAAP and tax accounting for indefinite lived intangible assets. Under GAAP, indefinite lived intangible assets are not amortized but periodically assessed for impairment, which results in a quasi permanent difference associated with the amount of accumulated tax amortization. There were federal and state net operating loss carryforwards amounting to approximately $30.9 million and $51.9 million, respectively, at December 31, 2003.

Liquidity and capital resources

The principal uses of our liquidity are to finance our capital expenditures and make acquisitions, as well as to fund our operations and debt service. We operate in a capital-intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of our de novo centers and the acquisition of additional centers.

Our primary sources of liquidity to fund our operations and capital expenditures and satisfy our debt service obligations are cash flows from operating activities and borrowings under our five-year revolving credit facility.

Cash Flows

Year ended December 31, 2004 compared to year ended December 31, 2003

Net cash provided by operating activities was $33.0 million for the year ended December 31, 2004, representing an increase of $1.6 million, or 5.1%, from $31.4 million for the year ended December 31, 2003.  Cash provided by operating activities increased, despite a higher net loss, as a result of changes in certain non-cash expenses. The non-cash expenses that increased, compared to 2003, were depreciation expense, bad debt expense, accretion of the discount on the 12¼% Notes and the loss on disposal of assets.  The impact of these non-cash expenses was approximately $15.4 million higher in 2004 than in 2003.  Overall, the effect of changes in working capital assets and liabilities on net cash provided by operating activities was neutral.

Net cash used in investing activities was $53.0 million for the year ended December 31, 2004, representing an increase of $16.8 million, or 46.4%, from $36.2 million for the year ended December 31, 2003. The increase was the result of higher capital expenditures for property and equipment and acquisitions of businesses compared to 2003.  We spent approximately $16.3 million more on property and equipment in 2004 compared to 2003.  Additionally, we spent approximately $1.3 million more on acquisitions of businesses in 2004 compared to 2003.  The result of these investments was an increase in the number of centers we operate, from 83 in 2003 to 94 in 2004, and growth in the capacity and capabilities of our existing centers.  All of this contributed to the overall growth in net revenue compared to 2003.

Net cash provided by financing activities was $14.3 million for the year ended December 31, 2004, representing an increase of $5.9 million, or 70.0%, from $8.4 million for the year ended December 31, 2003. This increase resulted primarily from higher levels of financing used for purchases of property and equipment and acquisitions of businesses during 2004, as compared to 2003.

Year ended December 31, 2003 compared to year ended December 31, 2002

Net cash provided by operating activities was $31.4 million for the year ended December 31, 2003, representing an increase of $14.0 million, or 80.5%, from $17.4 million for the year ended December 31, 2002.  Cash provided by operating activities improved as a result of a lower net loss combined with higher non-cash expenses and an overall change in working capital assets and liabilities.  The increase in non-cash expenses principally related to depreciation expense, amortization of deferred finance costs and deferred income taxes.  The impact of these non-cash expenses was approximately $8.9 million higher in 2003 than in 2002.  Overall, the change in working capital assets and liabilities provided approximately $5.1 million more cash in 2003 compared to 2002.  The working capital changes were principally in income taxes receivable/payable, accounts payable and accrued payroll and related taxes, partially offset by changes in related party and other receivables and other accrued expenses.

Net cash used in investing activities was $36.2 million for the year ended December 31, 2003, representing a decrease of $15.9 million, or 30.5%, from $52.1 million for the year ended December 31, 2002. This decrease resulted primarily from the completion of fewer acquisitions and openings of de novo centers during 2003 compared with 2002.  There was an aggregate of seven acquisitions and de novo center openings in 2003 as compared to an aggregate of 11 acquisitions and de novo center openings in 2002.

Net cash provided by financing activities was $8.4 million for the year ended December 31, 2003, representing a decrease of $24.1 million, or 74.2%, from $32.5 million for the year ended December 31, 2002. This decrease resulted primarily from lower requirements for financing used for the purchase of property and equipment and acquisitions of businesses in 2003 compared to 2002.

Financial Condition

At December 31, 2004, we had $352.0 million of indebtedness outstanding, as compared to $249.2 million at December 31, 2003.  In addition, at December 31, 2004, we had a stockholders’ deficit of $229.1 million, as compared to our stockholders’ deficit of $132.2 million at December 31, 2003. Our indebtedness at December 31, 2004, primarily consisted of $178.2 million due under our 11 7/8% Notes, $88.4 million of accreted value due under our 12¼% Notes, $59.1 million under a Tranche B term facility and $22.5 million under our revolving credit facility. Further, at December 31, 2004, we would have been able to borrow an additional $56.7 million (after giving effect to $0.8 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions.

Senior Credit Facility

Our senior credit facility provides for a revolving credit facility not to exceed $80.0 million and a Tranche B term facility of $60.0 million.  The senior credit facility, as amended, is guaranteed by MQ Associates and each of MedQuest’s existing and future subsidiaries.  MedQuest’s obligations under the senior credit facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

In August 2004, we amended our senior credit facility to permit, among other things, MQ Associates to issue the 12¼% Notes and to use the net cash proceeds to pay a dividend to holders of MQ Associates’s common stock and to make distributions to certain key employees who held options for MQ Associates’s common stock.  The amendment permits MedQuest to make distributions to MQ Associates under certain specified exceptions and also permits MQ Associates to issue additional indebtedness or preferred stock under certain terms, and subject to MedQuest’s meeting a pro forma consolidated leverage ratio test and certain other conditions, to use the proceeds thereof to make distributions on, or repurchase or redeem shares, of MQ Associates capital stock.

In September 2003, we amended our senior credit facility to allow for borrowings under the Tranche B term facility not to exceed $60.0 million.  Concurrent with the amendment of the senior credit facility, we also borrowed $60.0 million under the Tranche B term facility and applied the net proceeds against the borrowings outstanding under the revolving credit facility of the senior credit facility.

Subject to adjustments pursuant to the Third Amendment (as defined below), borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at December 31, 2004 were based upon the Eurodollar rate (2.78% at December 31, 2004) and amounted to $22.5 million.  The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Third Amendment (as defined below), borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum.  Borrowings were based upon the Eurodollar rate (2.78% at December 31, 2004) and amounted to $59.1 million at December 31, 2004.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, not more than 75% of excess cash flows, as defined in the senior credit facility, must be applied against certain outstanding borrowings under the senior credit facility.  For the year ended December 31, 2004, we did not generate excess cash flows as defined in the senior credit facility.

12¼ % Notes and 11 7/8% Notes

In August 2004, MQ Associates issued $136.0 million of 12¼ Notes and received gross proceeds of $84.8 million, which represented a discount to the aggregate principal amount at maturity. The 12¼ Notes are non-collateralized obligations of MQ Associates.  Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008.  Cash interest accrues and is payable semi-annually subsequent to August 15, 2008, commencing on February 15, 2009.  MQ Associates is required to pay generally all accrued but unpaid interest on the 12¼% Notes in cash on February 15, 2009, or at MQ Associate’s option, on August 15, 2008.  In October 2004, MQ Associates registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity senior discount notes for the registered senior discount notes.

In August 2002, MedQuest issued $180.0 million of 11 7/8% Notes, net of a discount of $3.8 million, to fund in part our recapitalization.  The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15.  In February 2003, Medquest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount senior subordinated notes for the registered senior subordinated notes.  The 11 7/8% Notes are senior subordinated noncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates and each of MedQuest’s subsidiaries.

The senior credit facility and the indentures governing the 11 7/8% Notes and the 12¼% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to maintain certain financial ratios.

Waivers Related to Restatement

From February 14, 2005 through September 7, 2005, we entered into a series of limited waivers with the lenders under our senior credit facility that temporarily and permanently waived certain defaults under the senior credit facility.  As a condition to the waivers obtained after March 30, 2005, we agreed that our aggregate borrowings and letters of credit at any time outstanding under the senior credit facility during the term of the waivers would not exceed the then aggregate amount of outstanding borrowings and letters of credit, of $28.8 million, plus an additional $5.0 million.  The temporary waivers obtained after March 30, 2005, also provided that if, at the close of any business day during the waiver period our aggregate cash on hand exceeded $8.5 million, we were required to promptly repay revolving loans with an amount equal to such excess amount.  The temporary waivers did permit us to re-borrow the amount of these repayments.

Effective on September 7, 2005, we entered into a fourth waiver and third amendment (the “Third Amendment”) to the senior credit facility.  The Third Amendment waived specified existing defaults and events of default under the senior credit facility, which we believe constituted all of the then existing defaults and events of default under the senior credit facility.  The waiver will terminate, however, if, among other things, we have not delivered to the administrative agent and the lenders under the senior credit facility by December 31, 2005, our 2004 audited financial statements and our quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2005.

The Third Amendment also imposes upon us certain increased pricing and additional information requirements, including the requirement that we pay an additional 0.75% per annum in interest prior to

September 30, 2005 and an additional 1.00% per annum in interest on and after September 30, 2005 until the financial statements discussed above are delivered and the corresponding SEC reports have been filed.  In addition, the Third Amendment makes certain changes to the senior credit facility, including modifying the levels of the financial covenants in the senior credit facility, and certain of the definitions used in calculating those covenants, as well as adding a requirement that our total leverage ratio and senior leverage ratio be below certain levels for us to be permitted to incur incremental term loan borrowings or to apply certain prepayments, including asset sale proceeds and excess cash flow amounts, to revolving loans rather than term loans, under the senior credit facility, and imposing additional information covenants.

On July 29, 2005, we commenced consent solicitations to seek certain amendments and waivers with respect to (i) the outstanding 12¼% Notes and the related indenture dated as of August 24, 2004, and (ii) the outstanding 11 7/8% Notes and the related indenture dated as of August 15, 2002.  We sought consents to the amendments and waivers from the holders of at least a majority in principal amount at maturity of the 12¼% Notes and at least a majority in principal amount of the 11 7/8% Notes (the “Requisite Consents”).  We also sought certain releases from holders of the 12¼% Notes and/or 11 7/8% Notes.

On August 15, 2005, after having received the Requisite Consents, MQ Associates and Wachovia Bank, National Association (“Wachovia”), as trustee, executed and delivered the First Supplemental Indenture to the indenture governing the 12¼% Notes and MedQuest, MQ Associates, the subsidiary guarantors named therein and Wachovia, as trustee, executed and delivered the Seventh Supplemental Indenture to the indenture governing the 11 7/8% Notes.   The supplemental indentures became effective on September 7, 2005, when we accepted for payment the consents pursuant to the terms and conditions of the consent solicitations, one of which was receipt of $20 million from certain of our existing stockholders in exchange for 20,000,000 shares of our Series A Redeemable Preferred Stock and warrants for 3,000,000 shares of our common stock.

The supplemental indentures (i) suspend until December 31, 2005 our obligation to comply with the covenant in each of the indentures requiring timely filing of periodic reports with the SEC, (ii) waive all defaults in connection with our failure to comply with the financial reporting and related delivery covenants, (iii) provide that we will file with the SEC a Current Report on Form 8-K on a monthly basis containing selected financial and operational information until the earlier of (a) the date that we have filed with the SEC this annual report and all other past due periodic reports required to be filed and (b) December 31, 2005, and (iv) amend the restricted payment covenant to provide that, at any time after June 30, 2006, we may pay a cash dividend or distribution to, or purchase, acquire or redeem capital stock in an amount up to $10.0 million if we meet a specified leverage ratio set forth in the supplemental indentures.

Pursuant to the consummated consent solicitations, the holders of 12¼% Notes and 11 7/8% Notes waived all defaults in connection with our failure to comply with the financial reporting and related delivery covenants in the indentures governing those notes.  In addition, each consenting note holder also released us and certain other enumerated persons from any and all claims and matters referring to, relating to, or arising from our restatement of our previously filed financial statements, including any governmental investigations.

In connection with the consent solicitation, on September 7, 2005 we paid an aggregate consent fee of approximately $0.2 million to holders of the 12¼% Notes and approximately $0.4 million to holders of the 11 7/8% Notes.  In addition, we will make additional interest payments on October 15, 2005 to each record holder of 12¼% Notes and 11 7/8% Notes as of the close of business on October 1, 2005 and on January 15, 2006 to each holder of record as of January 1, 2006 and quarterly thereafter, if applicable, in the amount of 1.00% per annum on the accreted value of the 12¼% Notes and 1.00% per annum on the principal amount of the 11 7/8% Notes accruing from July 1, 2005 to (but not including) the earlier of (i) the date that we have filed with the SEC this annual report and all other past due periodic reports required to be filed, or (ii) in the event we have not met the conditions in clause (i) above by December 31, 2005, the date that we receive a notice of default with respect thereto under the indenture governing either the 12¼% Notes or the 11 7/8% Notes.

Contractual Obligations and Commitments

The following table sets forth the contractual obligations under our long-term debt and other material contractual commitments, including capital lease obligations and non-cancelable operating leases as of December 31, 2004 (in millions):

		Less than 1			5 years or
Contractual Obligations	Total	year	1-3 years	4-5years	longer
(in millions)
Long-term debt obligations, excluding interest	$346.7	$0.6	$23.7	$57.3	$265.1
Capital lease obligations	3.8	1.2	2.1	0.5
Operating lease obligations(a)	85.4	12.9	22.1	15.3	35.1
Purchase obligations	33.6	8.4	16.8	8.4

Total contractual obligations	$469.5	$23.1	$64.7	$81.5	$300.2

(a)  Primarily consists of real estate leases.

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQ Associates common stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQ Associates common stock. We have not accreted the fair value of the additional shares of MQ Associates common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of December 31, 2004.

Liquidity

Our high level of debt may make it more difficult for us to borrow funds in the future. Based on our current level of operations and anticipated growth, we believe that our cash flows from operations, together with future borrowings under our senior credit facility will be sufficient over the next year to meet our liquidity requirements, including our debt service obligations, working capital needs and capital expenditures. However, there can be no assurance that this will be the case.

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

•      acquiring the assets of centers owned by third parties;

•      upgrading existing equipment to increase volume and/or quality;

•      replacing underperforming equipment; and

•      upgrading information technology systems.

Capital expenditures, in the aggregate, amounted to $49.4 million for the year ended December 31, 2004, as compared to $30.1 million for the year ended December 31, 2003.  Capital expenditures (excluding acquisitions) totaled $44.8 million in 2004, compared to $28.5 million in 2003.  Capital expenditures related to acquisitions of businesses amounted to $4.6 million in 2004, compared to $1.6 million in 2003.

A substantial portion of the 2004 increase related to the growth in total centers from 83 in 2003 to 94 in 2004. In January 2003, we entered into a new contract for the servicing of substantially all of our diagnostic imaging equipment with Philips Medical Systems North America. This contract has an initial term of five years and is priced at a fixed annual amount of $8.4 million, which is subject to increase based on our achieving certain levels of annual net patient revenue.

We believe that capital expenditures will range between $24.0 and $29.0 million for the year ended December 31, 2005.  The amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Related Party Transactions

We lease space for 20 of our imaging centers through lease agreements between certain of our subsidiaries and Image Properties, L.L.C. (“Image Properties”), a company owned by our former Chief Executive Officer and our former President.  We guarantee all real estate leases between our subsidiaries and Image Properties. The leases provide for monthly rent of approximately $0.2 million. The leases commenced from 1994 to 2001 and are typically for an initial ten-year term with five-year renewal options.  The leases expire at various dates through 2011 (See Note 15, “Commitments and Contingencies” to our consolidated financial statements located elsewhere in this report for the future minimum payments to be made to Image Properties under these leases).  We also lease our corporate headquarters from Image Properties for monthly rent of approximately $0.1 million.  The corporate headquarters lease expires in October 2006 and we have an option to renew the lease for a period of five years.  We made total lease payments under these agreements of approximately $3.8 million in each of the years ended December 31, 2004, 2003 and 2002. We also paid management fees of $0.2 million to Image Properties for each of the years ended December 31, 2004, 2003 and 2002.

Historically, we made advances to Image Properties for building and leasehold improvements made on our behalf.  We had receivables of $1.5 million and $0.8 million at December 31, 2004 and 2003 for costs incurred on behalf of Image Properties.  We earn interest income at a rate of approximately 6% per annum of the outstanding balance.  Subsequent to December 31, 2004, Image Properties made a claim against us that is discussed in more detail in Note 22 to the consolidated financial statements located elsewhere in this report.

Pursuant to an agreement with Image Aviation, LLC, a company also owned by our former Chief Executive Officer and former President, we paid expenses of $0.7 million and $0.4 million for the years ended December 31, 2004 and 2003 for certain aviation services.  In March 2005, we terminated our agreement with Image Aviation.

Critical accounting policies and estimates

The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described below. A summary of our significant accounting policies can be found in Note 3 to the consolidated financial statements included elsewhere in this report.

Revenue recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers.  Estimates of contractual allowances under managed care health plans and commercial insurance programs are based upon the payment terms specified in the related contractual agreements.  Contractual payment terms for these agreements are generally based upon predetermined rates per procedure.  Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become estimable or as the service years are no longer subject to audit, review or investigation.

Patient receivables

We report patient receivables and allowance for doubtful accounts at estimated net realizable amounts for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation funds and patients.  The patient receivables are geographically dispersed, but a significant portion of our revenues and patient receivables are concentrated by type of payors.

The concentration of gross patient receivables by payor class, as a percentage of total gross patient receivables as of the end of each of the reporting periods, is as follows:

	As of December 31,
		2003	2002
	2004	(Restated)	(Restated)
Managed care and commercial payors	46.7%	52.1%	60.4%
Medicare	18.4%	15.6%	12.5%
Medicaid	5.8%	7.2%	5.1%
Other third party payors	16.6%	13.4%	11.1%
Other governmental and workers’ compensation payors	12.5%	11.7%	10.9%
Total	100.0%	100.0%	100.0%

Due to the nature and complexities associated with estimating the allowances for contractual adjustments, patient receivables by payor class in the above table are presented on a gross basis before such adjustments. The estimated contractual adjustment rate varies across payor classes and should not be uniformly applied on a pro rata-basis to determine net patient receivables.

During the years ended December 31, 2004, 2003 and 2002, approximately 19%, 17.6% and 18.1%, respectively, of our gross revenues related to patients participating in the Medicare program.  While we derive significant revenues and accounts receivable from government agencies, we do not believe there are significant credit risks associated with these government agencies.  Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in patient receivables differs from the percentage of our Medicare revenues.  We do not believe that there are any other significant concentrations of revenues from any particular payor that would subject us to any significant credit risks in the collection of our patient receivables.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts, which is offset by subsequent recoveries of written-off accounts.  We write off uncollectible accounts against the allowance for doubtful accounts when they are deemed uncollectible.

Net patient receivables include only those amounts we estimate we will collect.

Bad debt expense is included in MG&A expenses and is set forth in the following table (in 000’s).

	Year ended December 31,
		2003	2002
	2004	Restated	Restated
Bad debt expense	$17,140	$11,529	$10,885

We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts.  In performing this analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental health care coverage.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.  In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and in August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Effective January 1, 2002, we adopted the provisions of SFAS No. 141 and SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

SFAS No. 141 supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.  SFAS No. 141 also provides specific criteria to recognize intangible assets acquired in a business combination apart from goodwill.

SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and, beginning January 1, 2002, we no longer amortized goodwill and began testing goodwill for impairment using a fair value approach, at the reporting unit level.  A reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at the component level.  Effective January 1, 2002, we assigned all acquired goodwill to one of its reporting units.  We tested for impairment upon adoption of SFAS No. 142, January 1, 2002, and now test at least annually, absent some triggering event that would require an impairment assessment.  On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of December 31 of each year.  We also tested for goodwill impairment as of June 30, 2005 in connection with the restatement discussed above.

In accordance with SFAS No. 142, we amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value.  As of December 31, 2004, our definite useful lived intangible assets do not have an estimated residual value.  We also review those assets for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount.  As of December 31, 2004, intangible assets with definite useful lives consisted of non-compete agreements.  We consider certificates of need, which are required by certain states prior to the acquisition of high cost capital items, including diagnostic imaging systems, before providing health care services, to be indefinite lived intangible assets.

Long-lived assets

Under SFAS No. 144, we assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount.  We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows.  The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows.  We measure the amount of impairment of other long-lived assets (excluding goodwill) by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values.

In the year ended December 31, 2004, we recorded an impairment charge in the amount of approximately $1.9 million related to certain proprietary computer software.  The computer software consisted of a proprietary radiology information system combined with a stand alone accounts receivable module.  The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to our determination to discontinue its implementation.  In 2004, replacement software that satisfied our growth needs was identified and implemented.  As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use.  The charge was originally recognized in the fourth quarter of 2004. Since the discontinuance occurred in March 2004, the first quarter of 2004 was restated to appropriately reflect the charge. The portion subject to accelerated amortization was fully amortized in June 2005.

Center closing costs

We account for closed center liabilities related to exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  We provide for closed center liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income.  We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed centers. The closed center lease liabilities usually are paid over the lease terms associated with the closed centers, which generally have remaining terms ranging from 0 to 8 years. Any adjustments to closed center liabilities would relate to changes in subtenant income and actual exit costs differing from original estimates and would be made in the period in which the change becomes known. Center closing liabilities are reviewed quarterly to ensure that any accrued amounts that are not sufficient estimates of future costs, or that are no longer needed for their originally intended purposes, are adjusted to income in the proper period.

The following table summarizes accrual activity for the future lease obligations of centers closed in the normal course of business (in 000’s):

Future Lease Obligations
Balance at December 31, 2002	$—
Additions	12
Usage	(10)
Balance at December 31, 2003	2
Additions	670
Usage	(69)
Balance at December 31, 2004	$603

Forward-looking statements

This report, including, but not limited to, Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate.  These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions.  We can give no assurance that such forward-looking statements will prove to be correct.  Among the most important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the results of the previously announced investigation by the U.S. Attorney’s Office, the previously announced inquiry by the SEC or any other future action taken by the SEC or the U.S. Attorney’s Office, general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs, and the additional risk factors set forth below under “Risk Factors,” as well as our other periodic reports filed with the SEC.

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

Risk factors

You should carefully consider the risks described below as well as other information and data included in this report.

Risks related to our business

Changes in the rates or methods of third-party reimbursements for diagnostic imaging services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenue and harm to our financial position.

We derive a majority of our revenue from direct billings to patients and third-party payors such as Medicare, Medicaid and private health insurance companies. As a result, any decreases in the rates or adverse changes in methods of reimbursement for the services we provide would have a significant adverse impact on our net revenue and financial results.

The Medicare program periodically increases and decreases the reimbursement rates in the Medicare physician fee schedule (including diagnostic imaging services we provide). On August 1, 2005, CMS released its Proposed Rule announcing numerous proposed payment and policy changes for items and services covered by Part B for calendar year 2006. Some of the proposed changes could have a significant impact on our business. The Proposed Rule decreases reimbursement for physicians’ services (under which IDTF’s are reimbursed) by 4.3%. It also proposes modifications to payment policies to constrain growth in diagnostic imaging.  Medicare reimbursement represented 19% of our gross revenue for the year ended December 31, 2004.

To the extent that commercial payors, with which we contract, base their payments for diagnostic imaging services on the Medicare reimbursement levels, any reduction in Medicare reimbursement rates will result in a corresponding reduction in reimbursement from our commercial payors. Similarly, any change in commercial payor reimbursement rates may result in a corresponding change in reimbursement rates with other commercial payors. Future Medicare physician fee schedules, such as the Proposed Rule for 2006, may further reduce the payments we receive for our services. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us for services we provide.

Our centers depend on physician referrals and contractual arrangements with insurance carriers for their business.

Our centers are principally dependent on our ability to attract referrals from physicians and other healthcare providers representing a variety of specialties. Our eligibility to provide services in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s health plan. We currently have over 360 different contracts with commercial payors for diagnostic imaging services provided at our centers, primarily on a discounted fee-for-service basis. Consistent with industry standards, a substantial number of our payor contracts permit payors to unilaterally change their fee schedules that are used to determine the amounts we are reimbursed. A significant decline in referrals through the loss of contracts with commercial payors or otherwise would have a material adverse effect on our business, financial condition and results of operations.  In addition, if our referral sources purchase their own diagnostic imaging equipment and compete against us, our referrals may be temporarily or permanently reduced.

Our net revenues are significantly impacted by estimates of contractual allowances and the collectibility of claims.

We bill the majority of our payors a gross amount for the diagnostic imaging services we provide.  These gross charges are reduced by estimated allowances for contractual adjustments, since we are reimbursed at an agreed upon rate that is significantly lower than the gross rate we charge.  Our gross charges are also reduced by doubtful accounts, or uncollectible debt.  Due to the extended period of time over which our claims are adjudicated, our management must estimate the allowance for contractual adjustments and doubtful accounts. These estimates are significant in amount and are complicated by our payor mix and the extended period of time between our provision of services and when we are actually reimbursed by the payor.  These estimates are further impacted by trends toward increased patient pay, which is more difficult to collect, and secondary insurance.  If we are forced to revise our estimates for contractual adjustments or doubtful accounts, or our existing reserves are not adequate, our financial results and business will be adversely affected.

We compete with other diagnostic imaging companies, referral physicians and hospitals and this competition could adversely affect our revenue and our business.

The market for diagnostic imaging services and systems is competitive, with services being provided in multiple settings and by several different types of providers. We compete principally on the basis of our reputation for delivering high quality images and reports in a timely manner, the comfort and care we provide to patients in our centers and price. We compete with other FICs, non-radiologist physician practices, hospitals, groups of radiologists, and others, including leasing companies that own and operate imaging equipment. Our major competitors include: HealthSouth Corporation, Radiologix, Inc., InSight Health Services Corp. and Alliance Imaging, Inc. Our competition also includes hospitals and medical clinics that provide diagnostic imaging services by leasing mobile diagnostic imaging equipment on a full or part-time basis. Some of our competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. Finally, we face competition from providers of competing technologies that we do not offer, such as PET scans, and may face competition from providers of new technologies in the future. If we are unable to successfully compete, our customer base would decline and our business, financial condition and results of operations would be harmed.

Certain hospitals, particularly larger hospitals, may directly acquire and operate on-site diagnostic imaging equipment as part of their overall inpatient servicing capability.  There have been periods in the recent past when there has been significant excess capacity in the diagnostic imaging business in the United States, which can negatively affect utilization and reimbursement. Of the local markets in which we operate, we believe that there currently is overcapacity in the metropolitan areas of Phoenix, Arizona and Atlanta, Georgia.

In addition, non-radiologist physician practices have established their own diagnostic imaging centers within their group practices pursuant to exceptions to physician self-referral legislation, and may compete with us for market share.

Current and prospective patients, radiologists, referral physicians, investors and employees may react adversely to the restatement of our historical financial statements and our inability to file in a timely manner this report and certain other SEC filings.

Our future success depends in large part on the support of our current and future patients, radiologists, referral physicians, investors and employees. The restatement of our historical financial statements and our inability to file our SEC filings in a timely manner could cause current and future patients, radiologists and referral physicians to lose confidence in our company, which may affect their willingness to receive care from us, provide care for us or refer to us.  In addition, the restatement of our historical financial statements and our inability to file on a timely basis this report and certain other SEC filings has caused negative publicity about us and may have a negative impact on our business and the market price of our publicly held notes.  Finally, employees and prospective employees, including new executive management employees, may factor in these considerations relating to our stability and the value of any equity incentives in their decision-making regarding employment opportunities.

The time, effort and expense related to our Audit Committee review and the restatement of our historical financial statements may have an adverse effect on our business.

Our management team has spent considerable time and effort dealing with our Audit Committee review and our historical accounting. This significant time commitment and the effort spent has distracted our management, may have adversely affected our operations and may continue to do so in the future.

A failure to meet our capital expenditure requirements can adversely affect our ability to build and maintain our business.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of de novo centers, or new operations, and the acquisition of additional businesses and new imaging equipment. As the technology used in diagnostic imaging continues to advance, and as we continue to open or acquire new centers, our capital expenditures will continue to increase. We incur capital expenditures to, among other things:

•                  open de novo centers and acquire centers;

•                  upgrade our imaging equipment and its software;

•                  make leasehold improvements;

•                  upgrade information technology systems;

•                  purchase equipment upon termination of operating leases; and

•                  replace underperforming equipment.

To the extent we are unable to generate sufficient cash from our operations or borrow under our senior credit facility, we may be unable to meet our capital expenditure requirements. Furthermore, we cannot assure you that we will be able to raise any necessary additional funds through bank financing or the issuances of equity or debt securities on terms acceptable to us, if at all.

Loss of key executives and failure to attract qualified management, technologists, radiologists and sales persons could limit our growth and negatively impact our operations.

We depend heavily upon our management team. We currently have an interim chief executive officer and an interim chief financial officer and are currently conducting searches to fill these two key executive management positions.  We have employment agreements and consulting agreements with each key interim and permanent member of our management team, but we cannot assure you that we will be able to retain them.  If we are unable to retain our current interim executive officers until we hire suitable full-time replacements, or are unable to attract and retain qualified executive officers to permanently fill these positions, our operations, financial condition and results of operations could be materially adversely affected.  In addition, we currently have key man life insurance policies with respect to certain of our key executives.

As we grow, we will experience an increasing demand for center managers and sales persons with experience in our industry, skilled technologists to operate our diagnostic equipment and qualified radiologists to serve our patients. We compete with other healthcare providers in recruiting and retaining qualified management, sales persons, technologists and radiologists responsible for the daily operations of each of our centers. In some of our markets, the availability of skilled and appropriately trained technologists who can operate diagnostic imaging systems has become a significant operating issue to diagnostic imaging providers. It is impossible to predict the availability of qualified center managers, sales persons and technologists or the compensation levels that will be required to hire them. It is also difficult to predict the availability of qualified radiologists who are essential to reading images and writing the related reports for our referring physician’s charts. We may not be able to retain a sufficient number of technologists and radiologists, and we may be required to pay them bonuses and higher compensation, or to hire more expensive temporary personnel, which would increase our expenses.  The loss of the services of any members of our senior management or our inability to hire qualified senior management, field managers, sales persons, skilled technologists and qualified radiologists at economically reasonable compensation levels would adversely affect our ability to operate and grow our business.

We are controlled by J.P. Morgan Partners, LLC which will be able to exert significant influence over matters requiring board of directors or stockholder approval.

Affiliates of J.P. Morgan Partners, LLC beneficially own approximately 71.9% of the common stock of MQ Associates, Inc. (on a fully diluted basis).  We are controlled by MQ Investment Holdings, LLC, which is an affiliate of J.P. Morgan Partners, LLC. Pursuant to a stockholders agreement among us, MQ Investment Holdings, LLC, and our other stockholders, J.P. Morgan Partners, LLC and its affiliates control us and have the power to elect all of our directors, appoint new management and approve any action requiring the approval of the holders of shares of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, consolidations or sales of all or substantially all of our assets. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our notes. The interests of J.P. Morgan Partners, LLC may conflict with the interests of our other stakeholders.

Any adverse outcome from the ongoing SEC inquiry and U.S. Attorney’s Office investigation could have a material adverse effect on us.

On May 19, 2005, we were informed that the staff of the SEC has commenced an informal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file this report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2005.  On June 2, 2005, we were informed that the U.S. Attorney’s Office in Atlanta, Georgia has opened an investigation relating to the resignation of our former executive officers and our announcements that we expected to restate certain of our financial statements for prior periods.

While we are continuing to cooperate with the SEC and the U.S. Attorney’s Office, we cannot predict the outcome of the informal inquiry or investigation. Such informal inquiry and/or investigation could have a material adverse effect on our business, financial condition and results of operations.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in revenues could have a significant adverse impact on our financial results.

A high percentage of our expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenues. Such expenses include, but are not limited to, debt service and capital lease payments, rent and operating lease payments, salaries, maintenance and insurance costs. As a result, a relatively small reduction in the prices we charge for our services or procedure volume could have a disproportionately adverse effect on our financial results.

We may be unable to effectively maintain our equipment or generate revenue when our systems are not working.

Timely and effective service is essential to maintaining our reputation and high utilization rates on our diagnostic imaging systems. Repairs to one of our systems generally take up to one week and result in a loss of revenue. Our warranties and maintenance contracts do not fully compensate us for loss of revenue when our systems are not working. The principal components of our operating costs include depreciation, compensation paid to radiologists and technologists, annual system maintenance costs and insurance costs. Because such a large portion of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenue and margins. Repairs of our equipment are performed for us by the equipment manufacturers or by parties with whom we contract for service. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated system malfunctions or if we are unable to promptly obtain the service necessary to keep our systems functioning effectively, our revenue could decline and our ability to provide services would be harmed.

We may be subject to professional liability risks which could be costly and negatively impact our business and financial results.

We may be subject to professional liability claims. Although there currently are no known hazards associated with diagnostic imaging or our other scanning technologies when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI or CT scan. Patients are carefully screened to safeguard against this risk, but screening may nevertheless fail to identify the hazard. We may also be subject to malpractice claims for the work of our employee radiologists. To protect against possible professional liability, we maintain professional liability insurance. However, if we are unable to maintain insurance in the future at an acceptable cost, or at all, or if our insurance does not fully cover us and a successful claim was made against us, we could be subject to liability. While we require our non-employee radiologists to obtain their own malpractice insurance policies, we may be subject to malpractice claims for the work of our non-employee radiologists. Any claim made against us not fully covered by our insurance policies could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could negatively impact our business and financial results.

We may not be able to achieve the expected benefits from any past or future acquisitions, which would adversely affect our financial condition and results.

We have historically relied on acquisitions as one method of expanding our business. To date, we have completed 43 acquisitions of diagnostic imaging centers. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

•                  demands on management related to the increase in our size after an acquisition;

•                  the diversion of our management’s attention from the management of daily operations to the integration of operations;

•                  difficulties in the assimilation and retention of employees; and

•                  potential adverse effects on operating results.

We may not be able to maintain the levels of operating efficiency acquired companies will have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other benefits related to economies of scale that we hoped to achieve after these acquisitions, which would harm our financial condition and results.

We are continuously evaluating acquisition opportunities, and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential transactions. From time to time, we may enter into non-binding letters of intent. Some of these potential transactions, if we were to complete our business and legal due diligence and enter into a definitive agreement, could, if consummated, be material to our operations and to our financial condition.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade or replace our equipment.

Technological change in the diagnostic imaging services industry may accelerate in the future. The effect of technological change could significantly impact our business. The development of new scanning technology or new diagnostic applications for existing technology may require us to adapt our existing technology or acquire new or technologically improved systems in order to successfully compete. In the future, however, we may not have the financial resources to adequately upgrade our technology, particularly given our indebtedness. The development of new technologies or refinements of existing ones might make our existing diagnostic imaging systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, our systems.

Our revenue may fluctuate or be unpredictable and this may harm our financial results.

The amount and timing of revenue that we may derive from our business will fluctuate based on:

•                  changes in the number of days of service we can offer with respect to a given diagnostic imaging system due to equipment malfunctions;

•                  the geographic location of our centers;

•                  patient pay and deductible obligations; and

•                  seasonal and weather factors.

We derive a portion of our revenues from patient pay and deductible obligations.  These obligations are often greater in the beginning of the calendar year, and thus our revenue related to such patient pay may fluctuate from quarter to quarter.  We also experience seasonality and other fluctuations in the sale of our services. Referral source and patient vacation schedules, events and population movements specific to certain of our operating regions and inclement weather may affect our revenues. As a result, our revenue may significantly vary from quarter to quarter, and our quarterly results may be below market expectations. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these declines in revenue, which would make our business difficult to operate and would harm our financial results.

Some of our imaging services involve the handling of hazardous materials and wastes, including the use and disposal of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities or violations of environmental, health and safety laws.

We are subject to federal, state and local regulations governing storage, use and disposal of hazardous materials and medical radioactive and other waste products. Our diagnostic centers generate small amounts of medical wastes or other hazardous materials, and some of our imaging services involve the use of radioactive materials. Although we believe that our procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and adequately provide for the safety of our patients, employees and the environment, we cannot completely eliminate the risk of accidental releases, contamination or injury associated with such materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental, health and safety laws and regulations.

Risks related to our high degree of indebtedness

Our substantial level of indebtedness and limitations on our ability to incur additional debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the notes.

We are highly leveraged and our total indebtedness at December 31, 2004 was $352.0 million. The following chart shows our level of indebtedness and certain other information at December 31, 2004 (in millions of dollars).

December 31, 2004
12¼% senior discount notes (including accretion)	$88.4
11 7/8% senior subordinated notes (net of discount)	178.2
Senior revolving credit facility	22.5
Tranche B term facility	59.1
Other	3.8
Total debt	352.0
Convertible preferred stock	50.0
Stockholders’ deficit	$(229.1)

Our high degree of leverage, and covenants contained in the indentures governing our notes and the senior credit facility that limit our ability to incur additional debt, could have important consequences to us, including the following:

•                  They may limit our ability to obtain additional financing for working capital, capital expenditures, de novo center development, acquisitions of new centers, debt service requirements and general corporate or other purposes;

•                  A substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures and future business opportunities;

•                  Certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•                  They may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•                  We may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth; and

•                  We may not have the resources or be able to repay our indebtedness when due and our creditors could take numerous actions against us, including foreclosure proceedings against our assets and forcing us into bankruptcy or liquidation.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:

•                  fluctuations in interest rates;

•                  increased operating costs;

•                  changes in reimbursement rates;

•                  trends in diagnostic imaging; and

•                  regulatory developments.

We cannot assure you that we will maintain a level of cash flows from operating activities or that future borrowings will be available under our senior credit facility in amounts sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our required annual debt service in 2004 was $25.3 and is expected to be approximately $28.9 million in 2005, not including any additional interest paid pursuant to our recent senior credit facility amendment or the amendments to our indentures as a result of our consent solicitation. See “Forward-Looking Statements.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior credit facility and the indentures governing our 12¼% Notes and 11 7/8% Notes restrict, and the indenture governing the notes will restrict, our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Restrictive covenants in the indentures governing our notes and our senior credit facility may adversely affect our ability to operate our business, and if we breach the covenants in our senior credit facility, the lenders may foreclose on their collateral.

The indentures governing our 12¼% Notes and 11 7/8% Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•                  incur additional debt or issue redeemable preferred stock;

•                  incur liens;

•                  redeem or repurchase capital stock or subordinated debt;

•                  sell capital stock of our subsidiaries;

•                  engage in transactions with affiliates;

•                  make some types of investments or sell assets; or

•                  consolidate or merge with or into, or sell substantially all of our assets to, another person.

In addition, our senior credit facility contains restrictive covenants and requires MedQuest and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will continue to meet those tests. A breach of any of these covenants could result in a default under our senior credit facility or the indentures governing our 12¼% Notes and 11 7/8% Notes. Upon the occurrence and continuation of an event of default under our senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the senior credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior credit facility. If the lenders under our senior credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the senior credit facility and our other indebtedness, including our notes.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior credit facility, are at variable rates of interest and expose us to interest rate risk. At December 31, 2004, approximately $129.1 million of our total outstanding indebtedness of $352.0 million, or approximately 36.7%, was subject to variable rates of interest. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would be adversely affected.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our 12¼% Notes and 11 7/8% Notes do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2004, we had borrowing availability under our senior credit facility, net of $0.8 million of outstanding letters of credit, of approximately $56.7 million. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

Risks related to government regulation of our business

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

We are subject to extensive regulation at both the federal and state levels for those states in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•                  the federal Medicare and Medicaid Anti-Kickback Law;

•                  federal and state billing and claims submission laws and regulations;

•                  the federal Health Insurance Portability and Accountability Act of 1996;

•                  the federal physician self-referral prohibition, commonly known as the Stark Law, and state equivalents of the Stark Law;

•                  state laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians; and

•                  federal and state laws governing the diagnostic imaging equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels.

If our operations are found to be in violation of any of the laws and regulations described in this risk factor or the other governmental regulations which govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any material penalties, damages, fines or curtailment of our operations, individually or in the aggregate, would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

In addition, healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as necessary and in response to changes in the regulatory environment. We cannot assure you, however, that any new healthcare laws or regulations will not adversely affect our business. We cannot assure you that a review of our business by judicial or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Providers in the healthcare industry have been the subject of federal and state investigations, and we have been the subject of an investigation in the past.

Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring qui tam whistleblower lawsuits against companies. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity who has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages sustained by the federal government. In addition, some states have adopted similar state whistleblower and false claims provisions.

In February 2003, we received a request for documents from the DOJ regarding our billing and other practices. While we believed that we were in material compliance with applicable governmental laws and regulations, we settled with the DOJ in September 2005 pursuant to an over payment claim. This matter did not have a material adverse effect on our financial position and results of operations. Nevertheless, if we become the subject of similar investigations in the future by any federal or state government agency regarding our billing practices or any other aspect of our business, it could have a material adverse effect on our business, financial position and results of operations.

If we fail to comply with various licensure, certification and accreditation standards we may be subject to loss of licensure, certification or accreditation, which would adversely affect our operations.

Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers, personnel, other required certificates for certain types of healthcare centers and major medical equipment. In addition, independent diagnostic imaging centers that provide services outside of a physician’s office must be enrolled by Medicare as an IDTF to bill the Medicare program. Medicare carriers have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2004, approximately 24.6% of our net revenue generated at our diagnostic imaging centers was derived from Medicare and Medicaid. A change in the applicable license or enrollment status of one of our facilities could adversely affect our other facilities, and in turn, us as a whole. We intend to conduct our operations in compliance with current applicable federal, state, and local laws and we monitor developments in healthcare law so that we can modify our operations from time to time as the business and regulatory environment changes.

Our inability to obtain CONs, as well as the application of state CON regulations could harm our business and financial results.

Some states require a CON or similar regulatory approval prior to the acquisition of high-cost capital items including diagnostic imaging systems or provision of diagnostic imaging services. Six of the 13 states in which we operate require a CON (with certain de minimus exceptions) and more states may adopt similar licensure frameworks in the future. Accordingly, in states where CONs are required without any de minimus exceptions, we must obtain a new CON before we can acquire a MRI or CT diagnostic imaging system or expand the services that we provide at an existing center by adding additional diagnostic imaging equipment. In many cases, a limited number of these CONs are available in a given state. For the year ended December 31, 2004, $373.5 million, or approximately 69.7%, of our gross revenue, was generated in states in which a CON is required. If we are unable to obtain the applicable CON or additional certificates or approvals, or applicable exemptions, necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

From time to time, challenges have been made, and may continue to arise, with respect to the application of a state’s CON laws to our facilities. If we are unable to succeed against challenges to our CONs or exemptions therefrom, we may be limited or precluded from continuing our operations in the relevant jurisdictions.

Conversely, states in which we have obtained a CON may repeal existing CON regulations or liberalize exemptions from the regulations. The repeal of CON regulations in states in which we have obtained a CON or an exemption therefrom would lower barriers to entry for competition in those states and could adversely affect our business.

If we fail to successfully implement, integrate and secure our information systems at our facilities, we could suffer penalties, be required to make significant changes to our operations and our cash flows could be negatively affected.

The Administrative Simplification Provisions of HIPAA required HHS to adopt standards to protect the security and privacy of health related information. Although HHS issued proposed rules in 1998 concerning the security standards, final rules were not adopted until February 20, 2003. The security standards contained in the final rules do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, healthcare clearinghouses and healthcare providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality, and availability.

With respect to the privacy standards, HHS published final rules in December of 2000. However, on August 14, 2002, HHS published final modifications to the privacy standards. The final modifications eliminated the need for patient consent when the protected health information is disclosed for treatment payment issues or health care operations. In addition, the final modifications clarified the requirements related to authorizations, marketing and minimum necessary disclosures of information. All healthcare providers were required to be compliant with the new federal privacy requirements no later than April 14, 2003. We believe we are in material compliance with existing state and federal law relating to patient privacy.

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

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. We believe we are in material compliance with the HIPAA electronic transaction standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The majority of our indebtedness bears interest at fixed rates. However, management may in its judgment determine that it is advisable to enter into interest rate swaps to convert a portion of the fixed interest rate debt to floating interest rate debt. To the extent management decides to do so, the interest expense payable or the floating rate portion of our indebtedness will be sensitive to changes in the general level of interest rates in the United States.  The recorded carrying amount for $47.5 million of our long-term debt approximates fair value at December 31, 2004 as these borrowings have variable rates, as a result of an interest rate swap agreement discussed below, that reflect currently available terms and conditions for similar debt.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in short-term instruments.

The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

Under our current policies, we use interest rate derivative instruments to manage certain exposure to interest changes. The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Maturity dates

Long-term debt	2005	2006	2007	2008	2009	2012	Total	Fair Value

Fixed rate	$—	$—	$—	$—	$—	$268.5	$268.5	$280.7
Average interest rate						12.06%	12.06%	10.13%
Variable rate	$0.6	$0.6	$23.1	$28.8	$28.5	$47.5	$129.1	$129.1
Average interest rate	6.31%	6.31%	5.91%	6.31%	6.31%	9.30%	7.16%	7.16%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the 11 7/8% Notes. The agreement required us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument has been accounted for as a fair value hedge of the fair market value of the 11 7/8% Notes and was 100% effective for the year ended December 31, 2004.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the 11 7/8% Notes.  The fair market value of this derivative instrument was approximately $1.5 million at December 31, 2004 and has been presented as a component of Other Assets in the consolidated balance sheet at December 31, 2004.  On February 9, 2005, we terminated the interest rate swap associated with the 11 7/8% Notes.

Item 8.                                                           Financial Statements and Supplementary Data

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                                                  Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2004. This evaluation was enhanced by the appointment of an interim Chief Executive Officer and an interim Chief Financial Officer who were retained in March and February of 2005, respectively.  In addition, this review of controls was addressed in the independent review conducted by our audit committee with the assistance of Jenner and Block LLP, as its special counsel and KPMG, as its accounting advisors.  In connection with the restatement described in Note 2 of our consolidated financial statements, management determined that there were material weaknesses in our internal control over financial reporting as of December 31, 2004, as more fully described below. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of December 31, 2004 because of the material weaknesses discussed below.

Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2004, we did not maintain effective disclosure and internal controls over the following:

•              Valuation of accounts receivable and net revenue.  Specifically, we did not have adequate controls over the completeness and accuracy of the provision for contractual adjustments and doubtful accounts.

•              Accounting process for property and equipment.  Specifically, we did not maintain effective controls over the disposal of property and equipment and the related gains and losses and depreciation expense.  This control deficiency impacts our ability to confirm the existence, and our ownership, of property and equipment recorded in our consolidated financial statements.

•              Completeness of accounts payable and accrued liabilities.  Specifically, we did not have adequate cutoff controls for accounts payable and accrued liabilities.

•              Completeness and accuracy of our deferred rent liability and related lease expense, and leasehold improvements and related amortization.  Specifically, we did not have adequate controls over the selection and monitoring of assumptions and factors affecting lease accounting and the amortization of leasehold improvements.

These control deficiencies resulted in the restatement of our 2003 and 2002 annual consolidated financial statements and the three quarters ended September 30, 2004 and the restatement of certain financial data for the fiscal years 2001 and 2000.  Accordingly, our management has determined that each of these control deficiencies constitutes a material weakness.

Changes in Internal Controls Over Financial Reporting

We did not make any changes to our disclosure and internal controls in the fourth quarter of 2004, but since then we have implemented, and continue to implement, a variety of initiatives designed to improve our internal control over financial reporting and disclosure.  These efforts include:

•              the strengthening of our executive management team through the recruitment of a new interim chief executive officer and interim chief financial officer;

•              the strengthening of the finance and accounting department through recruitment of new management and additional professional staff;

•              completion of the implementation of a new billing and finance software system to provide substantiation of the accounts receivable reserve through subsequent matching of cash collections to specific billed charges by month of service;

•              strengthening of the senior management organization through recruitment of a new General Counsel, Corporate Compliance Officer and Vice President of Contracts;

•              enhancing communication and interaction between the internal audit department, financial officers/personnel and the audit committee;

•              enhancing policies and procedures to establish, maintain and periodically assess the adequacy of the accounts receivable reserve for contractual adjustments and bad debts;

•              enhancing policies and procedures on accounting treatment for accrued liabilities, leases, deferred rent and accounting for disposition of fixed assets;

•              improving the integration and communication between and among operational departments and the finance and accounting departments.

Beyond instituting these measures, we have committed to continuing the process of identifying, evaluating and implementing corrective actions, where required, to improve the overall effectiveness of our disclosure controls and procedures. This has included instituting improved processes and procedures related to critical functions such as improving the quality and oversight of the accounting staff, enhancing center level controls, developing metrics to monitor and identify accounting and operational issues, and routinely reviewing the aforementioned items with appropriate members of management at all levels.

The effectiveness of our or any other system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely.  As a result, our disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion.  Still, because of the substantial work performed in reviewing our controls and the enhanced procedures and controls we have implemented to help ensure the proper evaluation and disclosure of the financial information for the periods covered by this report, management, including the principal executive officer and principal financial officer, believes that the financial information for the periods covered by this report and the accompanying consolidated financial statements are fairly stated in all material respects.

Item 9B.                                                  Other Information

None.

Part III

Item 10.                                                    Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to persons who are the executive officers and directors of MQ Associates as of September 15, 2005.  Pursuant to the current stockholders’ agreement with MQ Associates, the board of directors of MQ Associates contains three members designated by MQ Investment Holdings, LLC, one designated by a member of MQ Investment Holdings, LLC, and one member designated by a majority of the stockholders of MQ Associates.

Name	Age	Position

Donald C. Tomasso	59	Interim Chairman and Chief Executive Officer
John G. Haggerty	48	Interim Chief Financial Officer
Daniel J. Schaefer	58	Co-Chief Operating Officer
Michael A. Villa	36	Co-Chief Operating Officer
Todd W. Latz	33	General Counsel and Secretary
Stephen P. Murray	43	Director
Mitchell J. Blutt, M.D.	48	Director
Nancy-Ann DeParle	48	Director
Benjamin B. Edmands	34	Director

Donald C. Tomasso has served as our Interim Chairman and Chief Executive Officer since March 2005 and has been one of our directors since December 2002. From April 2000 to the present, he has been the Chairman of Metro Offices, Inc., a provider of workplace solutions for entrepreneurs, small to medium-sized corporations and the mobile workforce of large corporations. From 1998 to the present, Mr. Tomasso has also been the President and a co-founder of Scarlet Oak Investments, LLC, a private equity investment firm. From 1991 to 1998, Mr. Tomasso was President of Manor Care Health Services, Inc., a provider of skilled nursing care, assisted living facilities and senior support services, while also serving as Chairman and Chief Executive Officer of Vitalink Pharmacy Services, Inc. from 1991 to 1996. Prior to joining Manor Care Health Services, Inc., Mr. Tomasso had held various positions with Marriott Corporation for fourteen years, most recently serving as Executive Vice President and General Manager of Marriott’s Roy Rogers Restaurant business unit from 1986 to 1990. Mr. Tomasso is a member of the Board of Trustees of Drexel University LeBow College of Business and the Washington College Presidents Advisory Council. Mr. Tomasso received his B.S. in Commerce and Engineering, his Masters Degree in Environmental Engineering and his M.B.A. from Drexel University. Pursuant to the stockholders’ agreement, Mr. Tomasso is the designee of the majority of the stockholders of MQ Associates and is on the audit committee.

John G. Haggerty has served as our Interim Chief Financial Officer since February 2005.   Mr. Haggerty has worked with Argus Management Corporation, an interim management and financial consulting services firm, since 1985 and has served as a Principal and President since 2000.  Mr. Haggerty has served as interim chief executive officer, chief operating officer or chief financial officer of a variety of companies across a broad spectrum of industries.  Over the last 20 years, he has helped clients build effective management teams, preserve and grow core businesses and manage cash under severe liquidity restraints. Mr. Haggerty has also assisted clients in the refinancing of debt, the purchase and sale of businesses and assets and the formation of strategic alliances.  Prior to joining Argus, Mr. Haggerty worked with Arthur Young & Co., and he has received his CPA certificate.  Mr. Haggerty graduated from Boston College with a B.A. in accounting.

Daniel J. Schaefer has served as one of our Co-Chief Operating Officers since January 2001 and prior to that served as Chief Operating Officer from January 1998 until December 2000. Mr. Schaefer has over 20 years of experience in operations and sales/marketing and was a key executive for Span America Medical Systems from 1975 to 1987 and Alpha ProTech from 1991 to 1995, both publicly traded healthcare manufacturers. His responsibilities there included product development, sales and marketing.  Mr. Schaefer is a graduate of Southern Illinois University.

Michael A. Villa has served as one of our Co-Chief Operating Officers since January 2001 and served as our Vice President of Development from February 1998 until December 2000. Mr. Villa’s career has focused almost exclusively on the outpatient medical services industry. From 1990 to 1994, Mr. Villa syndicated limited partnerships in outpatient diagnostic imaging facilities. From 1994 to 1998, Mr. Villa served as Western Regional Manager for DVI Financial Services, Inc. and provided financial services to healthcare organizations including public and private companies with diagnostic imaging, hospital and HMO operations. Mr. Villa received his degree in Economics from the University of Washington.

Todd W. Latz has served as our General Counsel since December 2004 and as our Secretary since April 2005.  Prior to joining us, Mr. Latz spent over five years as a corporate attorney with King & Spalding LLP, where he represented public and private companies as well as financial institutions in corporate finance transactions and mergers and acquisitions. Mr. Latz received his B.A. in Economics and History summa cum laude from Duke University and his J.D. from the University of Virginia School of Law.  Mr. Latz also attended the Humboldt University in Leipzig, Germany as a Fulbright Scholar.

Stephen P. Murray has been one of our directors since April 2005.  Mr. Murray is a partner of J.P. Morgan Partners, LLC and the head of its buyout and growth equity investment activity.  In addition, Mr. Murray focuses on investments in consumer, retail and services, financial services and healthcare infrastructure sectors. Prior to joining J.P. Morgan Partners, LLC in 1989, Mr. Murray was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover Trust Company.  Mr. Murray currently serves as a director of AMC Entertainment, Inc.,  ERisk, Jetro Cash & Carry, La Petite Academy, Inc., National Surgical Care,  Pinnacle Foods Holding Corp., Strongwood Holdings, Warner Chilcott Corporation, USA.NET and Zoots, Inc.  Mr. Murray holds a B.A. from Boston College and an M.B.A. from Columbia Business School. Pursuant to the Stockholders’ Agreement, Mr. Murray is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Mitchell J. Blutt, M.D. has been one of our directors since August 2002. He has been a consultant of J.P. Morgan Partners, LLC, since March 1, 2004.  He was an Executive Partner of J.P. Morgan Partners, LLC or its predecessor, Chase Capital Partners, from 1992 until 2004 and was a General Partner of Chase Capital Partners from 1988 to 1992. Dr. Blutt currently serves as a director of DJ Orthopedics, Inc. and Ryko, Inc. He also serves on the Board of the Michael J. Fox Foundation for Parkinson’s Research and is an Adjunct Professor of Medicine at Weill Medical College and Graduate School of Medical Sciences of Cornell University. Dr. Blutt received his B.A. and M.D. degrees from the University of Pennsylvania. He received his M.B.A. at the Wharton School of the University of Pennsylvania. He is a member of the Board of Trustees of the University of Pennsylvania, a member of the Board of Overseers of the University of Pennsylvania’s School of Arts and Sciences, a member of the board of the Brearley School and a member of the Finance Committee and Board of Penn Medicine. He formerly served on the Board of the National Venture Capital Association. Pursuant to the stockholders’ agreement, Dr. Blutt is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Nancy-Ann DeParle has been one of our directors since August 2002. From January 2001 to the present, she has been an independent health care consultant in Washington, D.C. and a Senior Advisor to J.P. Morgan Partners, LLC. From July 2001 to the present, she has been an Adjunct Professor of Health Care Systems at the Wharton School of the University of Pennsylvania. From August 2002 to the present, she has been a member of the Medicare Payment Advisory Commission (“MedPAC”). From October 2000 through January 2001, she was a Fellow at the Institute of Politics and the Interfaculty Health Policy Forum at Harvard University. From November 1997 until October 2000, Ms. DeParle served as Administrator of the Health Care Financing Administration (“HCFA”), now known as the Centers for Medicare and Medicaid Services (“CMS”). She was also a key health policy advisor to the Secretary of Health and Human Services (“HHS”) and the President of the United States. Before joining HHS, Ms. DeParle served as Associate Director for Health and Personnel at the White House Office of Management and Budget (“OMB”), where she oversaw budget and policy matters relating to all Federal health programs. From 1987 to 1989, Ms. DeParle served as the Tennessee Commissioner of Human Services under Governor Ned McWherter. She administered a 6,000-employee agency that provided food stamps, welfare, rehabilitation and child protective services. Ms. DeParle currently serves as a director of Cerner Corporation, DaVita, Inc., Guidant Corporation and Triad Hospitals, Inc. Ms. DeParle received a B.A. from the University of Tennessee and a J.D. from Harvard Law School. She also received an M.A. in Politics and Economics from Balliol College of Oxford University, which she attended as a Rhodes Scholar. Pursuant to the stockholders’ agreement, Ms. DeParle is the designee of a member of MQ Investment Holdings, LLC to our board of directors.

Benjamin B. Edmands has been one of our directors since August 2002. He is currently a principal at J.P. Morgan Partners, LLC where he focuses on investments in the healthcare infrastructure sector. Mr. Edmands has been with J.P. Morgan Partners, LLC, formerly known as Chase Capital Partners, since 1993. Prior to joining J.P. Morgan Partners, LLC, Mr. Edmands held positions in Chemical Bank’s Acquisition Finance Group. The other companies for which Mr. Edmands is a director are Warner Chilcott Corporation and National Surgical Care. Mr. Edmands holds a B.A. with Honors from Colgate University and an M.B.A. with Honors from Columbia Business School. Pursuant to the stockholders’ agreement, Mr. Edmands is one of MQ Investment Holdings, LLC’s designees to our board of directors and is on the audit committee.

Committees of the Board of Directors

Our board of directors currently has an audit committee, a compensation committee and a compliance committee. During the year-ended December 31, 2004, the members of the audit committee were Benjamin Edmands, Evan Bakst, Gene Venesky and Donald Tomasso. The members of the compensation committee were Messrs. Edmands and Bakst and John K. Luke. The members of the compliance committee were Nancy-Ann DeParle and Mr. Venesky. In February 2005, Mr. Bakst resigned from his position on the board and its committees upon leaving J.P. Morgan Partners, LLC.  In March of 2005, Messrs. Venesky and Luke resigned from their positions on the board and its committees.  Mr. Venesky did not participate in the Audit Committee’s review of the accounting matter previously discussed in this report.

Audit committee

The principal duties and responsibilities of our audit committee are to:

•                                          monitor our financial reporting process and internal control system;

•                                          appoint and replace our independent outside auditors from time to time, determine their compensation and other terms of engagement and oversee their work;

•                                          oversee the performance of our internal audit function; and

•                                          oversee our compliance with legal, ethical and regulatory matters.

Compensation committee

The principal duties and responsibilities of the compensation committee are to carry out our board of directors’ overall responsibility relating to executive compensation, including as follows:

•                                          to review, oversee and administer our incentive compensation and other stock-based plans;

•                                          to review and approve the compensation of our chief executive officer, the other executive officers and non-management directors; and

•                                          to provide oversight concerning selection of candidates for executive positions, executive succession planning, performance of individual executives and related matters.

Compliance committee

The principal duties and responsibilities of the compliance committee are to:

•                                          review reports received by the corporate compliance officer of possible legal/regulatory problems;

•                                          review reports generated by corporate audit activities related to our corporate compliance plan; and

•                                          develop recommendations for us as deemed appropriate.

Audit Committee Financial Expert

Our Board of Directors does not include an “audit committee financial expert” as that term is defined in SEC regulations. Our securities are not listed on any national securities exchange and we are not required to have an independent audit committee.

Code of Ethics

We have a code of ethics for all employees, including the chief executive officer and chief financial officer, known as the Corporate Compliance Plan.  The Corporate Compliance Plan is incorporated by reference as Exhibit 10.26 and is available, without charge, upon written request to:

MQ Associates, Inc.

4300 North Point Parkway

Alpharetta, Georgia 30022

Attn:  Corporate Compliance Department

Item 11.         Executive Compensation

Summary compensation table

The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2004, 2003 and 2002 by the then Chief Executive Officer and each of the other four most highly compensated executive officers of MQ Associates, which we collectively refer to as the named executive officers.

	Annual Compensation			Long-Term Compensation
				Awards
Name and principal position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	All Other Compensation (2) ($)

Gene Venesky (1)
Former Chief Executive Officer, Secretary and Treasurer	2004	$519,231	$215,628	1,144,444	$14,313
	2003	500,000	125,000		14,313
	2002	500,000	250,000		13,945

John K. Luke (1)
Former President	2004	519,231	216,667	1,144,444	14,313
	2003	500,000	125,000		14,313
	2002	500,000	250,000		13,945

Thomas C. Gentry (1)
Former Chief Financial Officer, Assistant Secretary and Assistant Treasurer	2004	186,346	123,116	858,332	14,381
	2003	175,000	145,491		14,381
	2002	175,000	154,708		14,245

Daniel J. Schaefer
Co-Chief Operating Officer	2004	296,539	135,300	858,332	14,313
	2003	250,000	145,338		14,313
	2002	250,000	147,375		13,945

Michael A. Villa
Co-Chief Operating Officer	2004	273,346	133,480	858,332	14,313
	2003	225,000	145,338		14,313
	2002	225,000	147,375		13,945

(1)          Messrs. Venesky, Luke and Gentry resigned their positions with our company in April 2005. Upon their resignations, all of the stock options they held (whether vested or unvested) automatically terminated or expired.

(2)          All other compensation consists of automobile allowances and contributions by MQ Associates, for the benefit of each respective executive officer, to the defined contribution retirement plan.

MQ Associates granted the following stock options to named executive officers during the year ended December 31, 2004:

	Individual Grants				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term
Name	Number Of Securities Underlying Options/SARs Granted (#)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/shr.)	Expiration Date	5% ($)	10% ($)

Gene Venesky(1)	572,222	10.1%	$ 1.50	1/1/2014	$359,867	$911,974
	286,111	5.0	2.50	1/1/2014	179,934	455,987
	286,111	5.0	3.00	1/1/2014	179,934	455,987

John K. Luke(1)	572,222	10.1	1.50	1/1/2014	359,867	911,974
	286,111	5.0	2.50	1/1/2014	179,934	455,987
	286,111	5.0	3.00	1/1/2014	179,934	455,987

Thomas C. Gentry(1)	429,116	7.5	1.50	1/1/2014	269,869	683,900
	214,583	3.8	2.50	1/1/2014	134,950	341,990
	214,583	3.8	3.00	1/1/2014	134,950	341,990

Daniel J. Schaefer	429,116	7.5	1.50	1/1/2014	269,869	683,900
	214,583	3.8	2.50	1/1/2014	134,950	341,990
	214,583	3.8	3.00	1/1/2014	134,950	341,990

Michael A. Villa	429,116	7.5	1.50	1/1/2014	269,869	683,900
	214,583	3.8	2.50	1/1/2014	134,950	341,990
	214,583	3.8	3.00	1/1/2014	134,950	341,990

(1) Messr. Venesky, Luke and Gentry resigned their position with our company in April 2005. Upon their resignations, all of the stock options they held (whether vested or unvested) automatically terminated or expired.

In connection with the recapitalization transaction in 2002, we paid “success fees” to certain of our former executive officers, in the aggregate amount of $2.0 million. Gene Venesky, our former Chief Executive Officer and John K. Luke, our former President, each received success fees of approximately $1.0 million.  These amounts were treated as a reduction of additional paid-in capital.  The total amount of the success fees and the specific amounts paid to Messrs. Venesky and Luke were determined through negotiations among TA Associates, Inc. and Messrs. Venesky and Luke, as the principal selling stockholders in the recapitalization.

Compensation Committee Interlocks and Insider Participation

The determinations regarding executive compensation are made by the Compensation Committee of the board of directors of MQ Associates, which as of December 31, 2004 was comprised of Messrs. Edmands, Bakst and Luke.  Mr. Bakst resigned from the Board in February 2005.  Mr. Luke was at that time our President.

We had the following transactions with Mr. Luke :

(a) We currently lease office space for 20 of our centers through lease agreements with Image Properties, LLC, a company owned by Messrs. Venesky and Luke.  The rental agreements with Image Properties provide for monthly rental payments in amounts ranging from $6,000 to $24,000.  The leases commenced from 1994 to 2001 and are typically for an initial ten–year term with five year renewal options, and expire at various dates through 2011.  MQ Associates guarantees all real estate leases between its subsidiaries and Image Properties. See Note 15 to our consolidated financial statements located elsewhere in this report for the future minimum payments to be made to Image Properties under these leases.

We also lease our corporate headquarters from Image Properties for monthly rent of approximately $73,000.  The corporate headquarters lease expires in October 2006 and we have an option to renew the lease for a period of five years.  We made total lease payments under these agreements of approximately $3.8 in each of the years ended December 31, 2004, 2003 and 2002. We also paid management fees of approximately $249,000, $249,000 and $253,000 to Image Properties for the years ended December 31, 2004, 2003 and 2002, respectively.

(b) Historically, we made advances to Image Properties for building and leasehold improvements made on our behalf.  We had receivables of $1.5 million and $782,000 at December 31, 2004 and 2003, respectively, for costs incurred on behalf of Image Properties.  We earned interest income on the outstanding amounts at a rate of approximately 6% per annum of the outstanding receivable balance.  Subsequent to December 31, 2004, Image Properties made a claim against us that is discussed in more detail in Note 22 to our consolidated financial statements.

(c) Pursuant to an agreement with Image Aviation, LLC, a company also owned by Messrs. Venesky and Luke, we paid expenses of $683,000 and $370,000 for the years ended December 31, 2004 and 2003, for certain aviation services.  In March 2005, we terminated the agreement with Image Aviation.

No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

Stock options and restricted stock

In April 2003, MQ Associates adopted an employee stock option plan (“2003 Stock Option Plan”) that provides for the issuance of incentive stock options and non-qualified stock options for the purchase of 16,999,999 shares of MQ Associates’ common stock.  The 2003 Stock Option Plan was adopted with an effective date of January 1, 2003 and terminates ten years from the effective date, unless terminated sooner.  Options vest ratably over either three or five year periods on successive grant date anniversaries and may be issued at a grant price of no less than fair market value on the date of grant.  Options were initially issued under the 2003 Stock Option Plan in July 2003, effective as of January 1, 2003.

Certain of the named executive officers were granted incentive stock options under the 2003 Stock Option Plan in January 2004.  These executive officers were granted 4,863,884 stock options with exercise prices ranging from $1.50 to $3.00.  The options were 25% vested upon grant and vest ratably over the next three years.  Upon the resignations of Messrs. Venesky, Luke and Gentry, 3,147,220 of these options expired by their terms or were terminated.

Employment agreements

On August 15, 2002, we entered into employment agreements with each of Messrs. Venesky, Luke, Gentry, Schaefer and Villa that expire on August 15, 2007. The employment agreements provide for the payment of a base salary plus a bonus, and include a non-compete provision for up to two years following the executive officer’s termination of employment with us. The annual base salaries during the entire term of the employment agreements for each of Messrs. Venesky, Luke, Gentry, Schaefer, and Villa are $500,000, $500,000, $175,000, $250,000, and $225,000, respectively. Each employment agreement provides for bonus eligibility or other performance-based compensation arrangements to be determined by the board of directors, in its discretion, reasonably based in substantive part on the successful completion and profitability of center acquisitions or new center development projects.  In addition, the board’s determination of bonus awards will be based on the achievement of financial and performance targets calculated consistently with historical practices. The employment agreements provide that if the executive officer is terminated without cause, such executive officer will be entitled to receive payments of his base salary for a specified period of time, which could be up to 24 months, depending on the executive officer.

On April 28, 2005, each of Messrs. Venesky, Luke and Gentry voluntarily resigned their respective positions as officers and directors, as applicable.  In connection with their resignations, each of them entered into a separation agreement with MQ Associates and MedQuest the terms of which are generally consistent with the terms of their respective amended and restated employment agreements for “Termination by Executive” (as referenced in Section 6(b) of such agreements).  In addition, each of Messrs. Venesky, Luke and Gentry: (1) waived and/or amended certain of their rights (including the right to designate directors to the board of MQ Associates) under (a) the stockholders’ agreement dated as of August 15, 2002 among MQ Associates and the stockholders signatory thereto, (b) the registration rights agreement dated as of August 15, 2002 among MQ Associates and the stockholders signatory thereto and (c) the certificate of incorporation of MQ Associates; and (2) provided a limited release of claims that each of them may have against MQ Associates, its affiliates, subsidiaries, divisions, stockholders, members, predecessors, directors, employees, managers, partners, officers, agents and attorneys, including claims arising out of their respective employment with us and their respective resignations thereof.  The amended and restated employment agreements dated as of August 15, 2002 between MedQuest and each of Messrs. Venesky, Luke and Gentry have been terminated, except that certain provisions, including those relating to confidentiality and proprietary rights and non-competition and non-solicitation, survive by their terms.

Compensation of directors

Our directors who are not employees of MQ Associates and not current or former employees of J.P. Morgan Partners, LLC receive annual compensation for their services in the form of cash fees and stock options.  The level of compensation is dependent upon a number of factors, including level of experience and degree of risk associated with the various board positions.  We also reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors.

We paid director fees to Donald Tomasso and Nancy-Ann DeParle in the amount of $35,000 each for the year ended December 31, 2004.  We also awarded Ms. DeParle 100,000 non-qualified stock options during the year ended December 31, 2004.  These options were granted under the 2003 Stock Option Plan with an exercise price of $0.65, representing fair market value at the grant date, and a five year vesting schedule.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the ownership of the Class A common stock and common stock of MQ Associates as of August 31, 2005 by:

•                  each person known to own beneficially more than 5% of the common stock and Class A common stock;

•                  each of our directors;

•                  each of our named executive officers; and

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.  The address for current directors and executive officers is:  c/o MQ Associates, Inc., 4300 North Point Parkway, Alpharetta, Georgia 30022.

Name of beneficial owner	Number of shares of common stock and Class A common stock beneficially owned	Percent of class
MQ Investment Holdings, LLC(1)(2)	72,100,000	70.4%
Gene Venesky(3)	10,011,750	9.8%
John K. Luke(3)	10,011,750	9.8%
Thomas C. Gentry (3)	2,860,500	2.8%
Daniel J. Shaefer(4)	3,432,722	3.4%
Michael A. Villa(5)	3,432,722	3.4%
John G. Haggerty	—	*
Todd W. Latz	—	*
Stephen P. Murray(2)	72,100,000	70.4%
Mitchell J. Blutt, M.D.	—	*
Donald C. Tomasso(6)	4,000	*
Nancy-Ann DeParle(7)	60,000	*
Benjamin B. Edmands(2)	72,100,000	70.4%
All directors and executive officers as a group (9)(8)	79,029,444	77.1%

* Less than 1%

(1)                                  The address of MQ Investment Holdings, LLC is 1221 Avenue of the Americas, New York, New York 10020.

(2)                                  Reflects shares held of record by MQ Investment Holdings, LLC. Each of Messrs. Murray and Edmands may be deemed the beneficial owner of the shares of Class A common stock owned by MQ Investment Holdings, LLC due to their status as a partner and principal, respectively, of J.P. Morgan Partners, LLC, which controls MQ Investment Holdings, LLC. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(3)                                  The address of Messrs. Venesky, Luke and Gentry is 4300 North Point Parkway, Suite 350, Alpharetta, Georgia 30022.

(4)                                Includes beneficial ownership of 572,222 exercisable stock options at August 31, 2005, representing vested portion of total grant of 1,144,444 stock options.

(5)                                  Includes beneficial ownership of 572,222 exercisable stock options at August 31, 2005, representing vested portion of total grant of 1,144,444 stock options.

 (6)                                Reflects beneficial ownership of 4,000 exercisable stock options at August 31, 2005, representing vested portion of total grant of 10,000 stock options.

(7)                                  Reflects beneficial ownership of 60,000 exercisable stock options at August 31, 2005, representing vested portion of total grant of 200,000 stock options.

(8)                                  Reflects beneficial ownership of 1,208,444 exercisable stock options held by four executive officers or directors at August 31, 2005, representing vested portion of total grant of 2,498,888 stock options.

Equity Compensation Plan Information

This table provides certain information as of December 31, 2004 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	8,214,884	$1.65	8,785,115
Equity compensation plans not approved by security holders	—	—	—
Total	8,214,884	$1.65	8,785,115

(1)  Under our 2003 Stock Option Plan, we grant incentive stock options and/or nonqualified stock options to employees and directors. The 2003 Stock Option Plan authorizes us to grant up to 16,999,999 options for shares of our common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. Certain options vest over a five-year period, while others vest over a three-year period, and all of the options expire after ten years. For all options granted to date, the exercise price was equal to the fair market value of the underlying stock on the date of grant. As of December 31, 2004, we had granted 8,702,384 stock options, at exercise prices ranging from $0.65 to $3.00. As of December 31, 2004, we had approximately 8,214,884 options outstanding, of which approximately 1,732,171 stock options were vested.  On April 28, 2005, three of our executive officers at December 31, 2004 resigned.  Upon the resignations, options for 3,147,170 shares of our common stock held by these executives were automatically terminated or expired.

Item 13.         Certain Relationships and Related Transactions

Transactions with Former Officers

We currently lease office space for 20 of our centers through lease agreements with Image Properties, a company owned by Messrs. Venesky and Luke. The rental agreements with Image Properties provide for rental payments in amounts ranging from $6,000 to $24,000 monthly. The leases commenced from 1994 to 2001 and are typically for an initial ten–year term with five year renewal options, and expire at various dates through 2011.  MQ Associates guarantees all real estate leases between its subsidiaries and Image Properties. See Note 15 to our consolidated financial statements located elsewhere in this report for the future minimum payments to be made to Image Properties under these leases.

MQ Associates had a related party receivable balance of approximately $1.5 million and $0.8 million at December 31, 2004 and 2003, respectively. These related party receivables represent our advances to Image Properties for building and leasehold improvements made on our behalf. We earn interest income on the receivable balance at a rate of approximately 6% per annum of the outstanding receivable balance.

We incurred expenses related to certain aviation services during the year ended December 31, 2004, including expenses of $0.7, related to services provided by Image Aviation, LLC, a company owned by Messrs. Venesky and Luke.

The 2002 recapitalization transaction

On August 15, 2002, we consummated a recapitalization transaction pursuant to an agreement dated July 16, 2002, as amended on August 8, 2002, among MQ Associates, its then existing stockholders and MQ Investment Holdings, LLC, which was a newly formed Delaware limited liability company, managed by a board of directors comprised of certain individual principals of J.P. Morgan Partners, LLC. The total consideration paid in the recapitalization was valued at $365.1 million, including transaction costs. As a result of the recapitalization, approximately 70.0% of the total capital stock of MQ Associates was owned by MQ Investment Holdings, LLC and approximately 30.0% of the total capital stock of MQ Associates was owned by current and former management stockholders, in each case, on a fully diluted basis. In connection with the recapitalization, the following transactions occurred:

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

•                                          Immediately prior to the consummation of the recapitalization, the then outstanding shares of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock of MQ Associates (all of which were owned by TA Associates, Inc. and other private investors) were converted in a series of transactions into 4,105,532 shares of Common Stock, 1,276,000 shares of the old series of Series A Redeemable Preferred Stock and 680,000 shares of the old series of Series B Redeemable Preferred Stock. As part of the recapitalization, MQ Associates (i) redeemed approximately 76.4% of the total outstanding shares of Common Stock and Class B Common Stock, including approximately 58.9% of the stock held by the management stockholders, for an aggregate redemption price of approximately $148.4 million (with $82.5 million received by TA Associates, Inc. and other private investors and $65.9 million received by the management stockholders) and (ii) redeemed 100% of the old series of Series A Redeemable Preferred Stock and 100% of the old series of Series B Redeemable Preferred Stock (all of which were held by TA Associates, Inc. and other private investors) for an aggregate redemption price of $19.6 million. In the management rollover equity transaction, management rolled over 100% of their remaining stock holdings, representing the remaining 23.6% of the total outstanding shares of Common Stock and Class B Common Stock. These management rollover shares were reclassified as (i) 28,605,000 shares of Common Stock, par value $0.001 per share (30,900,000 shares on a fully diluted basis), and (ii) 15,000,000 shares of a new series of Series B Redeemable Convertible Preferred Stock, par value $0.001 per share, which in the aggregate equaled approximately 30.0% of the ownership of MQ Associates on a fully diluted basis after the consummation of the recapitalization;

•                                          Immediately prior to the closing of the recapitalization, MQ Associates transferred 100% of the ownership interests in each of its subsidiaries to MedQuest;

•                                          MedQuest, as borrower, entered into an $80.0 million senior credit facility and issued $180.0 million of the 11 7/8% Notes to fund a portion of the recapitalization; and

•                                          MQ Associates and all of the subsidiaries of MedQuest became guarantors under the senior credit facility and the indenture governing the 11 7/8% Notes.

The senior credit facility was amended in September 2003 to allow for borrowings up to $60.0 million under a Tranche B term loan facility.

Transactions with stockholders in connection with the recapitalization transaction

Pursuant to the recapitalization agreement, certain management stockholders of MQ Associates agreed to assume and direct the appeal of a litigation matter.  In connection with this litigation at the time of the recapitalization transaction, MQ Associates placed approximately $2.1 million in escrow.  If the appeal was resolved adversely to MQ Associates, the management stockholders of MQ Associates would have indemnified MQ Associates for all liabilities or obligations of MQ Associates in excess of the escrowed funds.  However, the appeal was resolved in favor of MQ Associates in August 2005.  These stockholders of MQ Associates are entitled to receive from MQ Associates the amount of the escrowed funds in excess of any liabilities or obligations of MQ Associates incurred in connection with the litigation.

Pursuant to the recapitalization agreement, the former stockholders of MQ Associates agreed to indemnify MQ Investment Holdings, LLC, MQ Associates and their affiliates for breaches of representations, warranties and covenants made by MQ Associates and such stockholders, as well as for other specified matters.  Generally, subject to certain limited exceptions, these indemnification obligations with respect to breaches of representations and warranties are not effective until the aggregate amount of losses suffered by any indemnified party exceeds $2.0 million. Additionally, certain of the aforementioned indemnification obligations are limited to $20.0 million of recovery by the indemnified party from the indemnifying party. Generally, subject to several exceptions of greater duration, indemnification obligations with respect to representations and warranties survived until November 15, 2003.

Transactions with stockholders following consummation of the recapitalization transaction

Amended Stockholders’ Agreement.  MQ Associates entered into a stockholders’ agreement with MQ Investment Holdings, LLC, Gene Venesky, John K. Luke, Thomas C. Gentry, Daniel J. Schaefer and Michael A. Villa. The stockholders’ agreement was amended on April 28, 2005.  The amended stockholders’ agreement contains the following provisions:

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

•                  Right of first refusal. In the event that a stockholder receives a written offer to purchase all or a portion of his or her shares, such stockholder will deliver to MQ Associates and each other stockholder other than Messrs. Venesky, Luke and Gentry a written notice, offering all of the shares proposed to be transferred first to MQ Associates or its designees and then to other stockholders other than Messrs. Venesky, Luke and Gentry. In the event that MQ Associates, its designees and the stockholders so offered decline the offer, the stockholder who originally received the offer to purchase his or her shares may transfer to the proposed transferee the number of shares not accepted for purchase.

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

•                  Repurchase right of MQ Associates. If a management stockholder’s employment (other than Messrs. Venesky, Luke or Gentry, whose employment has already terminated) is terminated for any reason, MQ Associates or its designee will have the right to repurchase at any time any or all of the shares owned by such management stockholder.

•                  Right of first offer. If MQ Investment Holdings, LLC desires to transfer any of its shares, MQ Investment Holdings, LLC must first inform the management stockholders other than Messrs. Venesky, Luke and Gentry in writing of its intent to transfer such shares, and the management stockholders other than Messrs. Venesky, Luke and Gentry will have ten business days to inform MQ Investment Holdings, LLC whether they desire to purchase the shares of MQ Investment Holdings, LLC proposed to be transferred.

•                  Election of directors and observation rights. Pursuant to the stockholders’ agreement, each holder of shares covenants and agrees to cause five directors to be on the board of directors of MQ Associates, three of whom will be designated by MQ Investment Holdings, LLC, one of whom will be designated by a member of MQ Investment Holdings, LLC, and one of whom shall be designated by a majority (which will not include shares held by Daniel J. Schaefer and Michael A. Villa) of the stockholders of MQ Associates. In addition, MQ Investment Holdings, LLC will have the right to designate one person to serve as an observer at all meetings of the board of directors.

•                  Termination. The amended stockholders’ agreement will terminate upon the earlier of (a) the twentieth anniversary of the closing date of the recapitalization transaction, (b) the sale, dissolution or liquidation of MQ Associates, (c) the consummation of an underwritten public equity offering that raises gross proceeds of at least $50.0 million and (d) the mutual agreement of MQ Associates and the majority stockholders of MQ Associates.

Registration Rights Agreement.  In 2002, MQ Associates entered into a registration rights agreement with MQ Investment Holdings, LLC, Gene Venesky, John K. Luke, Thomas C. Gentry, Daniel J. Schaefer and Michael A. Villa. The registration rights agreement was amended on April 28, 2005, and as amended contains the following provisions:

•                  Demand registration. Pursuant to the registration rights agreement, at the request of MQ Investment Holdings, LLC, MQ Associates will be required to use its best efforts to register under the Securities Act such shares held by MQ Investment Holdings, LLC. MQ Investment Holdings, LLC will be entitled to request up to two registrations on Form S-1.

•                  Piggyback registration. If MQ Associates proposes to register shares for its own account or otherwise, it must give written notice to each of its stockholders other than Messrs. Venesky, Luke and Gentry of its intention to register and upon written request, MQ

Associates must use its best efforts to cause all shares requested to be included in such registration on the same terms and conditions as the securities otherwise being sold.

•                  Registration on Form S-3. When MQ Associates will have qualified for the use of Form S-3, MQ Investment Holdings, LLC and the management stockholders other than Messrs. Venesky, Luke and Gentry will have the right to request that MQ Associates effect a registration under the Securities Act using Form S-3. The management stockholders other than Messrs. Venesky, Luke and Gentry, collectively, will be permitted to make up to two requests on Form S-3, except that not more than one request may be made in any twelve-month period. MQ Associates will not be obligated to effect any such registration if the anticipated gross offering price of all shares to be registered would be less than $2,500,000, or MQ Associates will have effected four or more registration statements on Form S-3 during the 12 month period prior to the date of such request for registration.

Senior credit facility, 11 7/8% Notes and 12 1/4% Notes offering and interim financing commitment

JPMorgan Chase Bank or one of its affiliates is a lender under the senior credit facility, as amended.  J.P. Morgan Securities Inc. was an initial purchaser of the 11 7/8% Notes and the 12¼% Notes, and both J.P. Morgan Securities Inc. and JPMorgan Chase Bank are affiliates of MQ Investment Holdings, LLC and MQ Investment Holdings II, LLC, which collectively own approximately 71.9% of MQ Associates’ outstanding capital stock (on a fully diluted basis) and have the right under the amended stockholders’ agreement to appoint at least a majority of our directors. MQ Investment Holdings, LLC and MQ Investment Holdings II, LLC are affiliates of J.P. Morgan Partners, LLC. Mitchell J. Blutt, M.D., a consultant of J.P. Morgan Partners, LLC, Nancy-Ann DeParle, a senior advisor to J.P. Morgan Partners, LLC and Stephen P. Murray and Benjamin B. Edmands, a partner and principal of J.P. Morgan Partners, LLC, respectively, serve as four of our directors.

Item 14.                 Principal Accountant Fees and Services

Fees for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP were as follows:

	December 31,
	2004	2003

Audit fees	$1,074,000	$149,100
Audit - Related Fees	89,000	49,785
Tax Fees	25,424	298,297
All Other Fees

Total Fees	$1,188,424	$497,182

Audit fees include fees related to the audit of the consolidated financial statements for the years ended December 31, 2004 and 2003 and the reviews of the three quarters ended for each of the respective years then ended.  Audit related fees were incurred in relation to the registration statement filed on Form S-4 completed in February 2003 and the registration statement filed on Form S-1 completed in October 2004.  Tax fees for 2004 related to consulting services while the 2003 tax fees related to tax compliance and consulting services.

Our independent auditors meet on a regular basis with the audit committee throughout the fiscal year.  Annual audit and tax fees are approved in advance by the audit committee during its meeting with the independent auditors in the fourth quarter of every fiscal year.  All audit-related fees are approved by the audit committee prior to their performance.

Part IV

Item 15(a).             Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Report of independent registered public accounting firm…………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………	68

Consolidated financial statements:

Consolidated balance sheets December 31, 2004 and 2003…………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………	69

Consolidated statements of operations Years ended December 31, 2004, 2003 and 2002…………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………	71

Consolidated statements of stockholders’ deficit Years ended December 31, 2004, 2003 and 2002…………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………	72

Consolidated statements of cash flows Years ended December 31, 2004, 2003 and 2002………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………	73

Notes to consolidated financial statements……………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………………	75

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of

MQ Associates, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MQ Associates, Inc and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, the Company restated its 2002 and 2003 consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

September 7, 2005
Atlanta, Georgia

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(in thousands, except share data)

	2004	2003 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$997	$6,731
Patient receivables, net of allowances	36,023	39,623
Related party receivables	1,476	782
Other receivables	2,294	2,165
Prepaid expenses and other	2,000	2,619
Deferred income taxes	2,227	952
Total current assets	45,017	52,872

Property and equipment, net	106,193	90,214
Goodwill	35,264	33,855
Certificates of need	13,599	10,167
Other intangible assets, net	468	555
Debt issuance costs, net	14,463	13,384
Other	5,482	3,312
Total assets	$220,486	$204,359

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(in thousands, except share data)

	2004	2003 (Restated)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$14,933	$10,580
Accrued payroll and related taxes	4,940	6,362
Accrued interest	7,897	7,278
Accrued radiologist fees	3,767	3,359
Other accrued expenses	7,039	4,720
Income taxes payable	927	769
Current portion of long-term debt	600	600
Current portion of obligations under capital leases	1,161	879
Total current liabilities	41,264	34,547

Long-term debt	347,620	244,967
Obligations under capital leases	2,649	2,722
Deferred income taxes	5,565	3,113
Other long-term liabilities	2,473	1,198
Total liabilities	399,571	286,547

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000	35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	50,000	50,000

Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting;195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital		62,113
Accumulated deficit	(229,186)	(194,402)
Total stockholders’ deficit	(229,085)	(132,188)
Total liabilities and stockholders’ deficit	$220,486	$204,359

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share data)

	2004	2003 (Restated)	2002 (Restated)
Net revenues from services	$274,570	$238,602	$200,266

Costs and expenses:
Operating expenses, excluding depreciation	124,530	106,714	90,486
Marketing, general and administrative expenses	101,497	81,486	65,360
Loss on disposal of assets	1,550	211	248
Depreciation and amortization	31,540	27,520	23,410
Income from operations	15,453	22,671	20,762

Interest expense	30,486	24,270	26,608
Interest income	(184)	(18)	(101)
Equity in earnings of unconsolidated joint ventures	(273)	(22)

Loss before income taxes and minority interest in net income of consolidated subsidiary	(14,576)	(1,559)	(5,745)

Provision (benefit) for income taxes	2,121	1,210	(2,079)

Loss before and minority interest in net income of consolidated subsidiary	(16,697)	(2,769)	(3,666)

Minority interest in net income of consolidated subsidiary			40

Net loss	$(16,697)	$(2,769)	$(3,706)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share data)

	Class A				Old Series of		Class B		Notes	Additional		Total
	Common Stock		Common Stock		Common Stock		Common Stock		Receivable,	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stockholders	Capital	Deficit	Deficit
Balance, December 31, 2001, as previously reported		$—		$—	4,935,999	$49	750,000	$8	$(1,531)	$10,845	$(114,768)	$(105,397)

Cumulative effect of prior period restatement adjustments											(6,312)	(6,312)
Balance, December 31, 2001 (restated)	—	—	—	—	4,935,999	49	750,000	8	(1,531)	10,845	(121,080)	(111,709)
Conversion of shares					4,105,393	41				85,681		85,722
Redemption of shares					(7,407,963)	(74)	(49,959)	(1)		(96,525)	(51,841)	(148,441)
Sale of common stock	72,100,000	72								72,028		72,100
Stock issuance fees										(9,916)		(9,916)
Reclassification of shares			28,605,000	29	(1,633,429)	(16)	(700,041)	(7)			(15,006)	(15,000)
Settlement of notes receivable, stockholders									1,531			1,531
Net loss (restated)											(3,706)	(3,706)
Balance, December 31, 2002 (restated)	72,100,000	72	28,605,000	29	—	—	—	—	—	62,113	(191,633)	(129,419)
Net loss (restated)											(2,769)	(2,769)
Balance, December 31, 2003 (restated)	72,100,000	72	28,605,000	29	—	—	—	—	—	62,113	(194,402)	(132,188)
Dividends										(62,113)	(18,087)	(80,200)
Net loss											(16,697)	(16,697)
Balance, December 31, 2004	72,100,000	$72	28,605,000	$29	—	$—	—	$—	$—	$—	$(229,186)	$(229,085)

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share data)

	2004	2003 (Restated)	2002 (Restated)
Cash flows from operating activities
Net loss	$(16,697)	$(2,769)	$(3,706)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	31,540	27,520	23,410
Amortization of bond discount	246	148	145
Amortization of debt issuance costs	2,106	1,713	574
Bad debt expense	17,140	11,529	10,885
Deferred income taxes	1,177	640	(1,495)
Equity in earnings of unconsolidated joint ventures	(273)	(22)
Minority interest in net loss of consolidated Subsidiary			40
Loss on disposal of assets	1,550	211	248
Accreted bond interest	3,630
Changes in operating assets and liabilities, net of assets acquired:
Patient receivables	(13,540)	(18,558)	(18,289)
Related party and other receivables	(412)	(982)	983
Income tax receivable/payable	158	3,665	(2,499)
Prepaid expenses and other current assets	639	234	(679)
Other assets	(662)	(489)	296
Accounts payable	4,353	4,034	436
Accrued payroll and related taxes	(1,422)	2,575	1,218
Other accrued expenses	3,438	1,923	5,863
Net cash and cash equivalents provided by operating activities	32,971	31,372	17,430

Cash flows used in investing activities
Purchase of property and equipment	(44,805)	(28,516)	(36,246)
Acquisitions of businesses	(8,317)	(7,039)	(17,325)
Proceeds from loan repayments			103
Purchase of minority interest			(199)
Proceeds from unconsolidated joint ventures	299
Investment in unconsolidated joint ventures	(149)	(810)
Proceeds from stockholders loan repayments			1,531
Proceeds from sale of property and equipment		136
Net cash and cash equivalents used in investing activities	$(52,972)	$(36,229)	$(52,136)

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share data)

	2004	2003 (Restated)	2002 (Restated)

Cash flows provided by financing activities
Proceeds from notes payable	$—	$—	$18,908
Payments on line of credit			(2,350)
Payments on notes payable			(12,317)
Payments of obligations under capital leases	(1,026)	(427)	(3,087)
Sale of preferred stock			35,000
Sale of common stock			72,100
Payment of debt issuance costs	(3,185)	(2,915)	(12,757)
Proceeds from senior credit facility	53,000	37,188	56,000
Payments on senior credit facility	(38,500)	(85,188)
Proceeds from senior subordinated debt, net of discount			176,168
Repayment of notes, line of credit and leases			(117,203)
Redemption of preferred and common stock			(168,001)
Payment of stock issuance fees			(9,916)
Proceeds from long-term debt		60,000
Proceeds from senior discount notes, net of discount	84,778
Payments on long-term debt	(600)	(300)
Dividends	(80,200)

Net cash and cash equivalents provided by financing activities	14,267	8,358	32,545

Net increase (decrease) in cash and cash equivalents	(5,734)	3,501	(2,161)

Cash and cash equivalents, beginning of year	6,731	3,230	5,391

Cash and cash equivalents, end of year	$997	$6,731	$3,230

Supplemental disclosure of cash flow information
Cash paid for interest	$23,829	$22,856	$8,281

Cash paid for taxes, net	$912	$(2,992)	$1,918

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired	$9,499	$7,039	$17,325
Less liabilities assumed	(1,182)

	$8,317	$7,039	$17,325

Equipment acquired through capital lease	$1,235	$3,041	$—

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

1.             Business

MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary, and MedQuest’s subsidiaries (collectively, the “Company”), as of December 31, 2004 operates ninety-four outpatient diagnostic imaging centers in locations throughout the United States of America, predominantly in the southeastern and southwestern regions.  The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and extend credit to governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas.  The Company operates in one reportable segment.

2.         Prior Period Restatement

The consolidated financial statements for 2003 and 2002 have been restated to reflect the correction of an error relating to the allowance for the valuation of patient receivables and various other accounting errors.  The restatement includes adjustments for periods prior to 2002 which are reflected in accumulated deficit at January 1, 2002.

Summary of Restatement Items

The following table sets forth the effects of the restatement adjustments on net income in the consolidated statements of operations for the years ended December 31, 2003 and 2002:

	Year ended December 31,
	2003	2002
Net income, as previously reported	$5,160	$1,181

Restatement adjustments:
Understatement of the allowances for contractual adjustments and doubtful accounts	(8,584)	(6,735)
Property and equipment	(172)	(205)
Accounts payable and accrued liabilities	(1,121)	(697)
Accounting for taxes	2,398	2,867
Accounting for leases	(450)	(117)
Total restatement adjustments	(7,929)	(4,887)
Net (loss), as adjusted	$(2,769)	$(3,706)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

The following table sets forth the effects of the restatement adjustments on accumulated deficit as of January 1, 2002:

Accumulated deficit, January 1, 2002, as previously reported	$(114,768)

Restatement adjustments:
Understatement of the allowances for contractual adjustments and doubtful accounts	(7,047)
Property and equipment	(299)
Accounts payable and accrued liabilities	(191)
Accounting for leases	(128)
Income tax effect of the restatement adjustments	1,353
Total restatement adjustments	(6,312)
Accumulated deficit, January 1, 2002, as restated	$(121,080)

The following table sets forth the balance sheet items affected by the restatement adjustments.

	As of December 31,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets
Patient receivables, net of allowances	$61,490	$39,623	$46,157	$32,375
Income taxes receivable			2,676	2,896
Other receivables	2,049	2,165	965	965
Deferred income taxes	594	952	498	322
Total current assets	74,265	52,872	57,380	43,642
Property and equipment, net	82,107	90,214	83,655	82,346
Other	9,148	3,312	5,279	5,486
Total assets	223,481	204,359	198,426	183,586

Liabilities
Accounts payable	6,596	10,580	4,292	6,546
Accrued payroll and related taxes	5,371	6,362	3,528	3,787
Income taxes payable	849	769	19
Other accrued expenses	3,472	4,720	13,685	13,970
Current portion of obligations under capital leases	1,584	879	922	449
Total current liabilities	29,109	34,547	22,446	24,752
Obligations under capital leases	2,517	2,722	2,729	538
Deferred income taxes	8,174	3,113	6,258	1,843
Other long-term liabilities	499	1,198		660
Total liabilities	285,265	286,547	266,646	263,007

Stockholders’ Deficit
Additional-paid-in-capital	63,389	62,113	62,113	62,113
Accumulated deficit	(175,274)	(194,402)	(180,434)	(191,633)
Total stockholders’ deficit	(111,784)	(132,188)	(118,220)	(129,419)
Total liabilities and stockholders’ deficit	223,481	204,359	198,426	183,586

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

	Year ended December 31,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues from services	$242,912	$238,602	$203,411	$200,266

Costs and expenses
Operating expenses, excluding depreciation	105,062	106,714	89,358	90,486
Marketing, general and administrative expenses	76,453	81,486	61,474	65,360
Loss on disposal of assets	—	211		248
Depreciation and amortization	28,286	27,520	23,950	23,410
Income from operations	33,111	22,671	28,629	20,762

Interest expense	24,383	24,270	26,721	26,608
Interest income	(18)	(18)	(101)	(101)
Equity earnings in unconsolidated joint ventures	(22)	(22)

Income (loss) before provision (benefit) for income taxes	8,768	(1,559)	2,009	(5,745)

Provision (benefit) for income taxes	3,608	1,210	788	(2,079)

Minority interest in net income of consolidated subsidiary			40	40

Net income (loss)	$5,160	$(2,769)	$1,181	$(3,706)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

The following table sets forth the statement of cash flows items affected by the restatement adjustments, as previously reported and as restated.

	Year Ended December 31,
	2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash and cash equivalents provided by operating activities	30,672	31,372	16,191	17,430
Net cash and cash equivalents used in investing activities	(34,489)	(36,229)	(50,640)	(52,136)
Net cash and cash equivalents provided by financing activities	$7,318	$8,358	$32,288	$32,545

Allowances for Contractual Adjustments and Doubtful Accounts Adjustment

The Company determined that net revenues from services were overstated due to an understatement of the allowance for contractual adjustments.  The Company also determined that allowances for doubtful accounts had not been properly established in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The affected balances included allowances for contractual adjustments and doubtful accounts.

The Company had previously determined the allowance for contractual adjustments and doubtful accounts utilizing an analysis of data consisting of gross charges, claim adjudication, bad debts, cash receipts and refunds.  This analysis contained certain errors in that the Company failed to consider certain available information and to utilize other methods to estimate the allowance for contractual adjustments and doubtful accounts.  The restated allowance for contractual adjustments and doubtful accounts was reevaluated utilizing all of the data available at the time of the original issuance of the prior financial statements and corrected for the previous errors. The Company’s current methodology for estimating the reserve considers both the contractual allowances and uncollectible accounts.

The Company adjusted patient receivables and determined the allowances for contractual adjustments and doubtful accounts by considering material events known at the time of the original release of financial statements, including historical cash collection patterns.

Property and Equipment Adjustments

The Company determined that it had overstated certain property and equipment accounts in the previously issued 2003 and 2002 consolidated financial statements.  Those overstatements included certain capitalized assets, primarily property and equipment, that had been inappropriately capitalized and adjustments were made to amounts recorded for certain long-lived assets resulting from incorrectly recording of the disposition of the asset.

The Company previously did not properly remove all assets from its records that were sold or otherwise retired.  The Company encountered instances in which an asset remained in the fixed asset system after its sale or disposal.  In June 2005, the Company performed a physical inventory of all technical equipment and removed all items from the fixed assets system that could not be located.  For facilities that had moved or closed prior to or during the restatement period, the Company removed all assets from the fixed asset system and the general ledger as of the facility’s closure date.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Correction of Accounts Payable and Accrued Liabilities

The Company determined that it had inadequately provided for various accrued liabilities, including certain employee benefits, professional fees and incentive bonus programs.  The Company also did not accrue certain accounts payable invoices that were unrecorded as of the respective balance sheet dates.

Accounting for Leases

The Company discovered that we had previously accounted for nine leases as operating leases, when they should have been accounted for as capital leases.  The Company also determined that four agreements, previously accounted for as capital leases, did not qualify as capital leases and the associated assets and liabilities, previously reported, have been removed from the consolidated financial statements.

Additionally, the Company reviewed our operating leases to determine if accruals for deferred rents were required due to escalating rental payments over the term of the leases.  For certain leases, the Company had previously recognized rent expense on a cash basis rather than recognizing rent expense on a straight-line basis over the term of the lease.

Income Tax Adjustments

The restatements of pre-tax income required appropriate adjustments to the income tax provisions and the calculation of deferred income taxes based on statutory tax provisions for the years ended December 31, 2003 and 2002.

3.         Accounting Policies

Principles of consolidation

MedQuest, Inc. (“MedQuest”) is a wholly-owned subsidiary of MQA.  MQA has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest.  The consolidated financial statements of the Company were prepared in accordance with GAAP and include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control.  The Company uses the equity method of accounting for its investment in two joint ventures at December 31, 2004 and 2003.  All intercompany transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.  The Company routinely has deposits at financial institutions which substantially exceed federal depository insurance coverage.  Management believes any risks associated with these excess deposits are mitigated by maintaining the deposits at large, highly rated institutions.

Revenue recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers.  Estimates of contractual allowances under managed care health plans and commercial insurance programs are based upon the payment terms specified in the related contractual agreements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Contractual payment terms for these agreements are generally based upon predetermined rates per procedure.  Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation.

Patient receivables

The Company reports patient receivables at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation funds, and patients.  The patient receivables are geographically dispersed, but a significant portion of our revenues and patient receivables are concentrated by type of payors.

The concentration of gross patient receivables by payor class, as a percentage of total gross patient receivables as of the end of each of the reporting periods, is as follows:

	As of December 31,
	2004	2003	2002
		(Restated)	(Restated)
Managed care and commercial payors	46.7%	52.1%	60.4%
Medicare	18.4%	15.6%	12.5%
Medicaid	5.8%	7.2%	5.1%
Other third party payors	16.6%	13.4%	11.1%
Other governmental and workers’ compensation payors	12.5%	11.7%	10.9%
Total	100.0%	100.0%	100.0%

Due to the nature and complexities associated with estimating the allowances for contractual adjustments, patient receivables by payor class are presented on a gross basis before such adjustments. The estimated contractual adjustment rate varies across payor classes and should not be uniformly applied on a pro rata-basis to determine net patient receivables.

During the years ended December 31, 2004, 2003, and 2002, approximately 19.0%, 17.6%, and 18.1%, respectively, of our revenues related to patients participating in the Medicare program.  While the Company derives significant revenues and accounts receivable from government agencies, it does not believe there are significant credit risks associated with these government agencies.  Because Medicare traditionally pays claims faster than the Company’s other third-party payors, the percentage of the Company’s Medicare charges in patient receivables differs from the percentage of the Company’s Medicare revenues.  The Company does not believe that there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its patient receivables.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts.  The Company writes off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries.  Net patient receivables include only those amounts the Company estimates it will collect.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Bad debt expense is included in marketing, general and administrative expenses and is summarized in the following table.

	Year ended December 31,
		2003	2002
	2004	Restated	Restated
Bad debt expense	$17,140	$11,529	$10,885

The Company performs an analysis of its historical cash collection patterns and considers the impact of any known material events in determining the allowance for doubtful accounts.  In performing this analysis, the Company considers the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental health care coverage.

Property and equipment

The Company reports property and equipment at cost. Assets are depreciated on a straight-line basis over their estimated useful lives and leasehold improvements are amortized over the shorter of their estimated economic lives or the lease term. Useful lives are as follows:

Useful lives in years

Technical equipment	5
Leasehold improvements	2 to 25
Land and buildings	39
Office equipment and other	7
Computer equipment	3
Furniture and fixtures	7

Assets under capital leases are recorded at the present value of the minimum lease payments at the start of the lease term and are depreciated on a straight-line basis over the lease term.

Maintenance and repairs of property and equipment are expensed in the period incurred. All replacements or improvements that increase the estimated useful life of an asset are capitalized. Assets that are sold, retired or otherwise disposed are removed from the respective asset cost and accumulated depreciation accounts and any gain or loss is included in the operating results.

Operating leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin
No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”  Those pronouncements require the recognition of fixed rental payments, including rent escalations, on a straight-line basis over the term of the lease.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.  In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets,” and in August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

and SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

SFAS No. 141 supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001.  SFAS No. 141 also provides specific criteria to recognize intangible assets acquired in a business combination apart from goodwill.

SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and, beginning January 1, 2002, the Company no longer amortized goodwill and began testing goodwill for impairment using a fair value approach, at the reporting unit level.  A reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at the component level.  Effective January 1, 2002, the Company assigned all acquired goodwill to its reporting units.  The Company tested for impairment upon adoption, January 1, 2002, and now tests at least annually, absent some triggering event that would require an impairment assessment.  On an ongoing basis, absent any impairment indicators, the Company performs its goodwill impairment testing as of December 31 of each year.  The Company also tested for goodwill impairment as of June 30, 2005 in connection with the restatement discussed above.

In accordance with SFAS No. 142, the Company amortizes the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value.  As of December 31, 2004, our definite useful lived intangible assets do not have an estimated residual value.  The Company also reviews those assets for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount.  As of December 31, 2004, intangible assets with definite useful lives consisted of non-compete agreements.  The Company considers certificates of need, which are required by certain states prior to the acquisition of high cost capital items, including diagnostic imaging systems, before providing health care services, to be indefinite lived intangible assets.

Long-lived assets

Under SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount.  The Company measures the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows.  The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows.  The Company measures the amount of impairment of other long-lived assets (excluding goodwill) by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values.

In the year-ended December 31, 2004, the Company recorded an impairment charge in the amount of approximately $1,900 related to certain proprietary computer software.  The computer software consisted of a proprietary radiology information system combined with a stand alone accounts receivable module.  The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to the Company’s determination to discontinue its implementation.  In 2004, replacement software, that satisfied the Company’s growth needs was identified and implemented.  As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use.  The charge was originally recognized in the fourth quarter of 2004. Since the discontinuance occurred in

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

March 2004, the first quarter of 2004 was restated to appropriately reflect the charge. The portion subject to accelerated amortization was fully amortized in June 2005.

Center closing costs

The Company accounts for closed center liabilities related to exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed center liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed centers. The closed center lease liabilities usually are paid over the lease terms associated with the closed centers, which generally have remaining terms ranging from 0 to 8 years. Any adjustments to closed center liabilities would relate to changes in subtenant income and actual exit costs differing from original estimates and would be made in the period in which the change becomes known. Center closing liabilities are reviewed quarterly to ensure that any accrued amounts that are not sufficient estimates of future costs, or that are no longer needed for their originally intended purposes, are adjusted to income in the proper period.

The following table summarizes accrual activity for the future lease obligations of centers closed in the normal course of business:

Future Lease Obligations
Balance at December 31, 2002	$—
Additions	12
Usage	(10)
Balance at December 31, 2003	2
Additions	670
Usage	(69)
Balance at December 31, 2004	$603

Operating expenses, excluding depreciation

Operating expenses, excluding depreciation, consists of compensation related to radiologists, technicians and transcriptionists, combined with supplies, building rental, utilities and other expenses directly related to generating revenue from services.

Stock based compensation

The Company accounts for stock incentives, available to employees and non-employees, under its stock-based compensation plan (the “2003 Stock Option Plan”) using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company has adopted the provisions of SFAS No. 123, which require disclosure of the pro forma effects on earnings and earnings per share as if SFAS No.123 had been adopted.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

The Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year ended December 31,
	2004	2003	2002
Risk free interest rate	3.59%	3.26%	N/A
Expected dividend yield	0.00%	0.00%	N/A
Expected lives (in years)	5	5	N/A

No options were granted during the year-ended December 31, 2002, and accordingly, the assumptions are not applicable for that period.  The Company used the minimum value method in determining the expected volatility of the common stock underlying the stock options.

In 2003, the Company issued 3,016,000 stock options under the 2003 Stock Option Plan.  These options were issued as non-qualified stock options with an exercise price of $1.00 and a five year vesting period.

In 2004, the Company issued 5,686,384 stock options under the 2003 Stock Option Plan.  Of these issuances, 4,863,884 stock options, in the aggregate, were issued to certain executive officers of the Company.  These options were issued as incentive stock options with exercise prices ranging from $1.50 to $3.00 and a four year vesting period.  Approximately 3,147,220 of the 4,863,884 stock options issued to the executive officers expired in April 2005 in connection with the Separation Agreement with certain executive officers discussed in Note 22. The remaining 802,500 stock options were issued as non-qualified stock options with exercise prices ranging from $0.65 to $1.05 and a five year vesting period.

The weighted average fair value of options at grant date amounted to $0.02 and $0.15 for the years ended December 31, 2004 and 2003.

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees. The following table reflects pro forma net income as if the Company had elected to adopt the fair value approach of SFAS No. 123:

	Year ended December 31,
		2003
	2004	(Restated)
Net loss:
As reported	$(16,697)	$(2,769)
Fair value based compensation cost, net of taxes	(56)	(51)
Pro forma net loss	$(16,753)	$(2,820)

The pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Certain other disclosures are required with respect to stock compensation under the provisions of SFAS No. 123 and are included in Note 19.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Advertising expense

The Company expenses all advertising costs as incurred. Advertising expense was $3,111, $2,622 and $2,415 for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Financing Costs

The Company capitalizes debt issuance costs and amortizes them into interest expense on a straight line basis over the lives of the related debt instruments.

Income taxes

The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This approach recognizes the amount of income tax expense or benefit based upon the taxes payable or refundable for the period and the change in deferred income tax assets and liabilities during the year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, a valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

The carrying value of cash and cash equivalents, patient receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts.  Borrowings under the Senior Credit Facility, described in Note 10, bear interest at variable rates, which approximate market.  The 11 7/8% senior subordinated notes, described in Note 10, are partially, approximately $47,500, linked to an interest rate swap agreement and effectively bear variable interest that approximates market.  The 12¼% senior discount notes, described in Note 10, bear interest at fixed rates and their fair value was estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.  The estimated fair value of the fixed rate portion of the Company’s long-term debt was $12,229 above its carrying value at December 31, 2004 and approximated fair value at December 31, 2003.

Derivative financial instruments

The Company may, from time to time, use derivative financial instruments to reduce exposure to adverse fluctuations in interest rates.  When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions.  The Company formally considers at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.  Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

exposure being hedged.  Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

New accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS No. 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No.123 and supersedes APB No. 25. SFAS No. 123R requires that, at the grant-date, the fair value of all share-based payment awards, including employee stock options, be recognized as employee compensation expense in the income statement. SFAS No. 123R is effective for the first annual reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. The Company expects to adopt SFAS No. 123R in accordance with the transition provisions and is in the process of determining which transition method it will apply.  Refer to the Stock based compensation section of this Note for the pro forma effect of recording the Company’s stock-based compensation plans under the fair value method of SFAS No. 123 and Note 19 for additional information about the Company’s stock-based compensation plans.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact FIN No. 47 will have on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or a cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2003 to conform to the presentation for the year ended December 31, 2004.

4.                                      The Recapitalization

On August 15, 2002, MQA consummated a recapitalization pursuant to an agreement dated July 16, 2002, as amended on August 8, 2002, among MQA, its then existing stockholders and MQ Investment Holdings, LLC, an affiliate of J.P. Morgan Partners, LLC. The total consideration paid in the recapitalization was approximately $365,100.

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

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

5.                                      Acquisitions

During the years ended December 31, 2004 and 2003, the Company acquired five and two entities, respectively, that provide medical diagnostic imaging services to patients.  Each acquisition was accounted for using the purchase method of accounting and the results of operations for each entity have been included in the consolidated financial statements as of the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and the aggregate purchase price of acquisitions:

	Year ended December 31,
	2004	2003
Patient receivables	$—	$218
Property and equipment	4,562	1,600
Non-compete agreements	210	115
Certificates of need	3,283	3,913
Goodwill	1,409	1,193
Other assets	35
Liabilities assumed	(1,182)
Aggregate purchase price	$8,317	$7,039

The goodwill acquired in relation to the above transactions is expected to be deductible for tax purposes.  All of the acquisitions made during the years ended December 31, 2004 and 2003 were consummated in order to expand market share.  The weighted average amortization period for acquired intangibles subject to amortization was 30 months and 31 months for acquisitions made during the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Company recorded additional goodwill of $453 and $633, respectively, for costs incurred in association with prior year acquisitions.

The unaudited pro forma results of operations, for the years ended December 31, 2004 and 2003, reflect operations as if MQA and the entities described above had been combined as of January 1, 2004 and 2003.  The unaudited pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or may result in the future.

	Unaudited pro forma
	Year ended December 31,
		2003
	2004	(Restated)
Net revenues from services	$277,570	$241,916
Net loss	$(17,081)	$(1,463)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

6.                                      Patient Receivables

Patient receivables consists of the following:

	As of December 31,
		2003
	2004	(Restated)
Patient receivables	$85,634	$84,246
Less: Allowances for contractual adjustments and doubtful accounts	(49,611)	(44,623)
Patient receivables, net	$36,023	$39,623

7.                                      Property and equipment

Property and equipment, including assets under capital lease obligations, consists of the following:

	As of December 31,
		2003
	2004	(Restated)
Technical equipment	$152,454	$123,834
Leasehold improvements	39,641	29,568
Land and buildings	754	754
Office equipment and other	6,519	4,801
Computer equipment	10,679	7,477
Furniture and fixtures	5,267	4,089
Construction in process	9,093	11,070
	224,407	181,593
Less accumulated depreciation	(118,214)	(91,379)
	$106,193	$90,214

Construction in process consists primarily of technical equipment that has not been placed in service and leasehold improvements at centers that had not opened at the balance sheet date.

Depreciation expense amounted to $31,223, $27,063 and $23,117 for the years ended December 31, 2004, 2003 and 2002, respectively.

Leases

The Company leases certain land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2008, and certain equipment under capital leases expiring at various dates through 2008.  Operating leases generally have 5 to 10 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal.  Various facility leases include provisions for rent escalation or require the Company to pay certain maintenance and utility costs.  Contingent rents are included in rent expense in the year incurred.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Some facilities are subleased to other parties, and those amounts are not material.  Certain leases contain annual escalation clauses based on changes in the Consumer Price Index (“CPI”) while others have fixed escalation terms.  The excess of expense over current payments is recognized as straight-line rental accrual payments and is included in other long-term liabilities in the accompanying consolidated financial statements, as follows:

	As of December 31,
		2003
	2004	(Restated)
Straight-line rental accrual	$1,685	$1,182

Future minimum lease payments at December 31, 2004, for equipment under capital lease obligations having an initial or remaining non-cancelable lease term in excess of one year are as follows:

Year
2005	$1,399
2006	1,288
2007	1,014
2008	517
Total minimum lease payments	4,218
Less interest portion	(408)
Present value of minimum lease payments, including current portion of $1,161	$3,810

Property and equipment under capital leases was $3,424 and $3,373, net of accumulated depreciation of $2,566 and $1,382 at December 31, 2004 and 2003, respectively.  Capital lease obligations were initially recorded using discount rates ranging from 5% to 6.6% as of December 31, 2004.

Collateralized Assets

Pursuant to the Senior Credit Facility and the Senior Subordinated Notes described in Note 10, the Company’s obligations under those agreements are collateralized by substantially all of the assets of the Company and the common stock of all subsidiaries.  Refer to Note 10, Long-Term Debt, for additional information regarding the agreements.

Asset Disposals

The Company conducted a complete physical inventory of technical equipment in June 2005.  As a result the Company took a charge of approximately $259, $110 and $111 in the years ended December 31, 2004, 2003 and 2002, respectively, which is included in loss on disposal of assets in the accompanying consolidated statements of operations.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

8.                                      Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired companies. The following details the changes in the carrying value:

	Year ended December 31,
		2003
	2004	(Restated)
Beginning balance, net	$33,855	$32,662
Acquired	956	560
Adjustments	453	633
Ending balance, net	$35,264	$33,855

Other intangible assets not subject to amortization, gross carrying amount:

	As of December 31,
		2003
	2004	(Restated)
Certificates of need	$13,599	$10,167

Other intangible assets subject to amortization:

	As of December 31,
		2003
	2004	(Restated)
Non-compete agreements, gross	$2,387	$2,157
Accumulated amortization	(1,919)	(1,602)
	$468	$555

Amortization expense amounted to $317, $457 and $293 for the years ended December 31, 2004, 2003 and 2002, respectively.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Total estimated amortization expense related to the other intangible assets, subject to amortization, for the next five years is as follows:

Years ending December 31,	Estimated amortization expense
2005	$218
2006	123
2007	78
2008	29
2009	20

9.                                      Other Accrued Expenses

Other accrued expenses consists of the following:

	As of December 31,
		2003
	2004	(Restated)
Accrued operating costs	$2,696	$2,130
Accrued professional fees	1,423	821
Accrued rent and related expenses	1,854	770
Other	1,066	999
	$7,039	$4,720

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

10.                               Long-Term Debt

Long-term debt consists of the following:

	As of December 31,
	2004	2003
Revolving credit facility, due August 2007	$22,500	$8,000

Tranche B term facility, due through September 2009	59,100	59,700

11 7/8% senior subordinated notes, net of discount of $3,292 and $3,538, due August 2012	176,708	176,462

12¼% senior discount notes, including accretion of $3,630, due August 2012	88,408
	346,716	244,162
Fair value adjustment to 11 7/8% senior subordinated notes	1,504	1,405

Less current portion of long-term debt	(600)	(600)
	$347,620	$244,967

Senior credit facility

The Company’s Senior Credit Facility (as amended, the “Senior Credit Facility”) provides for a revolving credit facility, not to exceed $80,000, and a Tranche B term facility of $60,000.  The Senior Credit Facility is guaranteed by MQA and each of MedQuest’s existing and future domestic subsidiaries.  MedQuest’s obligations under the Senior Credit Facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

In September 2003, the Company amended the Senior Credit Facility to allow for borrowings under a Tranche B term facility not to exceed $60,000.  Concurrent with the amendment of the Senior Credit Facility, the Company borrowed $60,000 under the Tranche B term facility and applied the net proceeds against the outstanding borrowings under the revolving credit facility of the Senior Credit Facility.

In August 2004, the Company amended the Senior Credit Facility to permit, among other things, MQA to issue the $136,000 aggregate principal amount at maturity 12¼% senior discount notes due 2012 and to use the net cash proceeds to pay a dividend to holders of MQA’s common stock and to make distributions to certain key employees and certain employees who held options for MQA’s common stock.  The amendment permits the Company to make distributions to MQA under certain specified exceptions and also permits MQA to issue additional indebtedness or preferred stock under certain terms, and, subject to MedQuest meeting a pro forma consolidated leverage ratio test and certain other conditions, to use the proceeds thereof to make distributions on, or repurchase or redeem shares of MQA capital stock.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

The Senior Credit Facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, senior leverage and fixed charge coverage ratios.  The Company received a waiver of certain reporting covenants under the Senior Credit Facility at December 31, 2004.  Refer to Note 22, Subsequent Events, for details of the waiver.

Revolving credit facility

Borrowings under the revolving credit facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum.  Borrowings at December 31, 2004 are based upon the Eurodollar rate (2.78% at December 31, 2004). The revolving credit facility also provides for a commitment fee equal to 1/2 of 1% per annum.  The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined.  The unused balance available under the revolving credit facility, net of $758 in letters of credit, amount to $56,742 at December 31, 2004. Availability under the revolver is limited by the waiver discussed in Note 22.

Tranche B term facility

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum.  Borrowings are based upon the Eurodollar rate (2.78% at December 31, 2004) and amounted to $59,100 at December 31, 2004.

Commencing with the fiscal year ended December 31, 2004, and annually thereafter, not more than 75% of excess cash flows, as defined in the Senior Credit Facility, must be applied against certain outstanding borrowings under the Senior Credit Facility. For the year ended December 31, 2004, the Company did not generate excess cash flows as defined in the Senior Credit Facility.

11 7/8% Senior subordinated notes

In August 2002, MedQuest issued $180,000 aggregate principal amount of 11 7/8% senior subordinated notes (“11 7/8% Notes”) due, August 2012, net of a discount of $3,832, which is being amortized as interest expense over the life of the 11 7/8% Notes.  The 11 7/8% Notes also provide for an optional early redemption by MedQuest upon a change in control, as defined, prior to August 15, 2007 at 100% of the principal amount, or on or after August 15, 2007 at the redemption prices expressed as a percentage of the principal amount, plus accrued and unpaid interest as follows:

Twelve months beginning August 15,	Optional redemption price
2007	105.938%
2008	103.958%
2009	101.979%
2010 and thereafter	100.000%

Prior to August 15, 2005, MedQuest may also redeem up to 35% of the 11 7/8% Notes with the net cash proceeds of one or more equity offerings at a redemption price of 111.875% of the principal amount thereof, plus accrued and unpaid interest, provided that at least 65% of the original principal amount of the 11 7/8% Notes remains

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

outstanding after such redemptions and the redemptions occur within 120 days of the closing of the equity offerings.

The 11 7/8% Notes are fully and unconditionally, jointly and severally, guaranteed by MQA and each of its subsidiaries.  The Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments.  Due to the restatement, the Company did not timely file its annual report on Form 10-K for the year ended December 31, 2004 or its quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 resulting in a default under the indenture related to the 11 7/8% Notes. As discussed in Note 22, the Company has received a waiver for those defaults from the requisite holders of the 11 7/8% Notes.

The 11 7/8% Notes were issued with registration rights that provide for additional interest in the event that a registered exchange offer for the 11 7/8% Notes was not completed or a shelf registration statement was not declared effective by the Securities and Exchange Commission within 225 days of the issuance date.  The Company’s registration statement relating to the exchange offer of a series of 11 7/8% Notes registered under the Securities Act for the unregistered 11 7/8% Notes was declared effective by the Securities and Exchange Commission on February 14, 2002.

12¼% Senior discount notes

In August 2004, MQA issued $136,000 aggregate principal amount at maturity 12¼% senior discount notes (“12¼% Notes”) due in August 2012 and MQA received gross proceeds of $84,778, which represented a discount to the aggregate principal amount at maturity.  The 12¼% Notes are non-collateralized obligations of MQA.  Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008.  Cash interest accrues and is payable semi-annually subsequent to August 15, 2008, commencing on February 15, 2009.  MQA is required to pay generally all accrued but unpaid interest on the 12¼% Notes in cash on February 15, 2009, or at MQA’s option on August 15, 2008.

The 12¼% Notes were issued with registration rights that provide for additional interest in the event that a registered exchange offer for the 12¼% Notes was not completed or a shelf registration statement was not declared effective by the Securities and Exchange Commission within 225 days of the issuance date.  MQA’s registration statement relating to the exchange offer of a series of 12¼ senior discount notes registered under the Securities Act for the unregistered 12¼% Notes was declared effective by the Securities and Exchange Commission on October 14, 2004.

The 12¼% Notes also provide for an optional early redemption by MQA, in their entirety, upon a change in control, as defined, on or after August 15, 2005 and prior to August 15, 2008 at the redemption prices expressed as a percentage of accreted value as follows:

Twelve months beginning August 15,	Optional redemption price
2005	118.000%
2006	115.000%
2007	112.000%

Prior to August 15, 2007, MQA may also redeem up to 35% of the 12¼% Notes with the net cash proceeds of one or more equity offerings at a redemption price of 112.250% of the accreted value, plus accrued and unpaid interest, provided that at least 65% of the original principal amount at maturity of the 12¼% Notes remains

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

outstanding after such redemptions and the redemptions occur within 120 days of the closing of the equity offerings.

On or after August 15, 2008, MQA may redeem all or a part of 12¼% Notes at the redemption prices expressed as a percentage of accreted value, plus accrued and unpaid cash interest as follows:

Twelve months beginning August 15,	Optional redemption price
2008	109.000%
2009	106.000%
2010	103.000%
2011 and thereafter	100.000%

The 12¼% Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments. Due to the restatement, the Company did not timely file its annual report on Form 10-K for the year ended December 31, 2004 or its quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 resulting in a default under the indenture related to the 12¼% Notes. As discussed in Note 22, the Company has received a waiver for those defaults from the requisite holders of the 12¼% Notes.

Debt issuance costs amounting to $18,857, with respect to the Senior Credit Facility, the 11 7/8% Notes and 12¼% Notes were capitalized and are being amortized into interest expense over the lives of the related debt instruments.

Future maturities of long-term debt, including the effects of the discount, are as follows:

Years ending December 31,	Amount
2005	$600
2006	600
2007	23,100
2008	28,800
2009	28,500
Thereafter	265,116
$346,716

11.                               Redeemable Preferred Stock

Series A and Series B convertible and redeemable preferred stock

The Series A Preferred Stock is convertible, at the option of the holder, (i) immediately prior to a liquidation or sale of MQA, into a total of 35,000,000 shares of Class A Common Stock or (ii) immediately prior to the consummation of a qualified underwritten public offering (“QPO”), into the number of shares resulting from dividing $35,000 by the QPO price per share.  In the event of a liquidation or sale of MQA, the Series A Preferred Stock is entitled to an amount equal to the greater of $1.00 per share or the amount to be paid, per share, as if the Series A Preferred Stock had been converted into Class A Common Stock immediately prior to the liquidation.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

The Series B Preferred Stock is convertible, at the option of the holder, immediately prior to a liquidation or sale of MQA, into 17,295,000 shares of Common Stock and immediately prior to the consummation of a QPO, will be deemed automatically converted into the number of shares resulting from dividing $15,000 by the QPO price per share, plus 2,295,000 shares of Common Stock.  In the event of a liquidation or sale of MQA, the Series B Preferred Stock is entitled to an amount equal to the greater of $1.00 per share or the amount to be paid, per share, as if the Series B Preferred Stock had been converted into Common Stock immediately prior to the liquidation.

The Series A Preferred Stock and Series B Preferred Stock may be redeemed at the option of the holder upon the consummation of a UPO at a redemption price of $35,000 for all of the Series A Preferred Stock and $15,000 for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned QPO or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock.  The Company has not accreted to the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because the Company does not believe that the redemption trigger is probable as of December 31, 2004.

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

As a result of the recapitalization transaction, the Series A Convertible and Series C Convertible were converted into shares of old series of Common Stock, old series of Series A redeemable preferred stock and old series of Series B redeemable preferred stock, and then ultimately redeemed (see Note 4).

(d)  The Series D convertible preferred stock (“Series D Convertible”) had one vote per share on all matters if there were no shares of Series C Convertible issued and outstanding.  The Series D Convertible was non-cumulative, par value $.01 per share, and carried a liquidation preference of $3.98 per share plus any declared and unpaid dividends (“Series D Liquidation”) ($3,206 if issued and outstanding at December 31, 2001).  At the option of the holder, on or after October 8, 2004 or upon a qualified public offering as defined in the articles of incorporation, all or none of the Series D Convertible were redeemable for the greater of the Series D Liquidation or fair market value.  All or none of the Series D Convertible was convertible at any time, at the option of the holder, on a one for one basis into the old series of Common Stock.  At December 31, 2001 and 2000, there were 805,532 shares of Series D Convertible authorized and no shares issued and outstanding.  The Series D Convertible ranked equal to all other issuances of redeemable preferred stock and senior to all issuances of common stock in liquidation.

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

The Company issued 1,276,000 shares of Series A immediately prior to the recapitalization transaction and redeemed these shares as a result of the recapitalization transaction (see Note 4).  There were no authorized, issued or outstanding shares of Series A after the effective date of the recapitalization transaction.

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

The Company issued 680,000 shares of Series B immediately prior to the recapitalization transaction and redeemed these shares as a result of the recapitalization transaction (see Note 4).  There were no authorized, issued or outstanding shares of Series B after the effective date of the recapitalization transaction.

12.                               Capital Structure

As a condition of the recapitalization, MQA amended its articles of incorporation to effect a change in its capital structure.  The amended articles of incorporation authorize 385,000,000 shares of capital stock consisting of (i) 195,000,000 shares of Common Stock, par value $.001, (ii) 115,000,000 shares of Class A common stock, $.001 par value, and (iii) 75,000,000 shares of Preferred Stock, par value $.001, of which (a) 35,000,000 shares are designated as Series A Convertible Redeemable Preferred Stock, (b) 15,000,000 shares are designated as Series B Convertible Redeemable Preferred Stock, and (c) 25,000,000 shares are not designated at December 31, 2004.

The Class A common stock is convertible, on a one-for-one basis, into Common Stock at the option of the holder or upon the occurrence of an underwritten public offering, as defined.  The Class A common stock and Common Stock have identical rights, except that the Class A common stock ranks senior to the Common Stock in the event of a liquidation or sale of MQA.

13.                               Common Stock Transactions

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

In 2001, the Notes Receivable, Stockholders are reflected in the accompanying consolidated statements of stockholders’ deficit as a reduction of stockholders’ equity. The Notes Receivable, Stockholders were to mature on December 15, 2005 and interest was payable to the Company at a rate of 6.08% per year.  The principal balance, which was $1,365 at December 31, 2001, was payable upon maturity.  Accrued interest on these notes amounted to $166 at December 31, 2001.  The Notes Receivable, Stockholders were satisfied in full, as a result of the recapitalization transaction completed in August 2002.

14.                               Derivative Financial Instrument

In August 2002, the Company entered into an interest rate swap agreement related to the fixed interest obligations on the 11 7/8% Notes.  The agreement requires the Company to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47,500 for a term of ten years.  This derivative instrument has been accounted for as a fair value hedge of the fair market value of the 11 7/8% Notes and was 100% effective for the year ended December 31, 2004.  As a result, the change in fair market value related to this derivative instrument has been entirely offset by the change in fair market value of the 11 7/8% Notes.  The fair market value of this derivative instrument, in the amount of $1,504 and $1,405 has been presented as a component of Other Assets in the consolidated balance sheets at December 31, 2004 and 2003, respectively.  As discussed in Note 22, the Company unwound the interest rate swap agreement in February 2005.

15.                               Commitments and Contingencies

From time to time, the Company, due to the nature of its business, is subject to litigation and/or regulatory actions, the resolution of which could result in a materially adverse impact upon the Company’s financial position and operating results. At December 31, 2004, the Company was not aware of any such proceedings, other than those disclosed below and in Note 22 that could result in a materially adverse financial impact. The Company’s future commitments at December 31, 2004 were as follows:

(a) The Company leases office space and radiology equipment under non-cancelable operating lease agreements and has certain other maintenance agreements for its various locations.  The leases and maintenance agreements expire at various dates through 2018 with options to renew for varying terms.  Certain of the leases for office space are with related parties (see Note 16).

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

The future minimum payments under lease agreements are as follows:

Year	Related Party	Non-Related Party	Total
2005	$3,012	$9,874	$12,886
2006	2,904	9,019	11,923
2007	1,668	8,446	10,114
2008	854	7,517	8,371
2009	488	6,532	7,020
Thereafter	324	34,750	35,074
	$9,250	$76,138	$85,388

Terms of certain leases include escalation clauses and require payment of costs such as property taxes, utilities, insurance and maintenance.  Rent expense for leases with escalation clauses or other lease concessions is accounted for on a straight-line basis beginning with the earlier of the lease commencement date or the date the Company takes possession. Portions of certain properties are subleased to others for periods generally ranging from 1 to 39 months.  Rent expense for non-related party leases, which includes short-term equipment rentals, was $9,776, $7,246 and $6,611 for the years ended December 31, 2004, 2003 and 2002, respectively.

Rent expense (under operating leases) consists of:

	Years ended December 31,
		2003	2002
	2004	(Restated)	(Restated)
Minimum rentals	$13,659	$11,078	$10,450
Deferred rent expense	467	447	387
Sublease income	(53)	(1)
	$14,073	$11,524	$10,837

The Company’s maintenance expense related to the non-cancelable maintenance agreements was $8,709, $8,481 and $5,787 for the years ended December 31, 2004, 2003 and 2002, respectively.  Rent expense for related party leases was $3,883, $3,832 and $3,840 for the years ended December 31, 2004, 2003 and 2002, respectively.

(b) The Company has employment agreements with its executive officers that provide for the payment of a base salary plus a bonus, and include non-compete provisions for up to two years following the executive officer’s termination of employment.  The employment agreements have terms that expire in August 2007 and provide that if the executive officer is terminated without cause, such executive officer is entitled to receive payments equal to their base salary amount for a specified period of time which could extend up to 24 months, depending upon the executive officer.  The base salaries provided for during the entire term of the employment agreements amount to $1,780 per year. Certain executive employment agreements were terminated subsequent to December 31, 2004. Those terminations are discussed more fully in Note 22, Subsequent Events.

(c) In February 2003, the Company received a request for documents from the United States Department of Justice regarding the Company’s billing and other practices.  While management believes that it is in material

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

compliance with applicable governmental laws and regulations, in the event that the United States government believes that any wrongdoing has occurred, the Company could be subject to fines and penalties and could be excluded from government reimbursement programs.  Substantive negotiations have progressed towards conclusion of this matter and management believes that this matter will not have a material adverse affect on the Company’s financial position and results of operations.

(d) In February 2003, a purported class action lawsuit was filed in the State Court of Fulton County in the State of Georgia against the Company and its officers and directors, as well as various physician groups that conduct business with the Company.  This lawsuit raised questions concerning the legality of the purchase service agreements under the Georgia Patient Self-Referral Act of 1993.  This lawsuit was dismissed, without prejudice, in conjunction with a settlement in May 2004.

16.                               Related Party Transactions

The Company leases space for 20 of its imaging centers through lease agreements between certain of its subsidiaries and Image Properties, L.L.C. (“Image Properties”), a company owned by the Company’s former Chief Executive Officer, and the Company’s former President.  The Company guarantees all real estate leases between its subsidiaries and Image Properties. The leases provide for monthly rent in amounts ranging from $6 to $24. The leases commenced from 1994 to 2001 and are typically for an initial ten-year term with five-year renewal options.  The leases expire at various dates through 2011 (See Note 15 for the future minimum payments to be made to Image Properties under these leases.)  The Company also leases its corporate headquarters from Image Properties for monthly rent of approximately $73.  The corporate headquarters lease expires in October 2006 and the Company has an option to renew the lease for a period of five years.  The Company made total lease payments under these agreements of $3,732, $3,676, and $3,725 in the years ended December 31, 2004, 2003 and 2002, respectively. The Company also paid management fees of $249, $249 and $253 to Image Properties for the years ended December 31, 2004, 2003 and 2002.

Historically, the Company made advances to Image Properties for building and leasehold improvements made on behalf of the Company.  The Company had receivables of $1,454, and $782 at December 31, 2004, and 2003, for costs incurred on behalf of Image Properties.  The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.  Subsequent to December 31, 2004, Image Properties made a claim against the Company that is discussed in more detail in Note 22, Subsequent Events.

Pursuant to an agreement with Image Aviation, LLC, a company also owned by the Company’s former Chief Executive Officer and former President, the Company paid expenses of $683 and $370 for the years ended December 31, 2004 and 2003 for certain aviation services.  In March 2005, the Company terminated its agreement with Image Aviation.

The Company paid, from the net proceeds received in connection with the issuance of the 12¼% Notes in August 2004, a dividend to its stockholders in the amount of $80,200 and success fees to certain executive officers, other employees and a consultant in the aggregate amount of $2,900.  The Company’s former Chief Executive Officer and former President each received success fees of approximately $1,000.  The total amount of the success fees and the specific amounts paid were determined by the Company’s stockholders.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

17.                               Income Taxes

The provision for federal and state income taxes is as follows:

	Year ended December 31,
		2003	2002
	2004	(Restated)	(Restated)
Current tax expense/(benefit)
Federal	$—	$—	$(1,300)
State	944	570	716
	944	570	(584)

Deferred tax expense/(benefit)
Federal	1,031	(492)	(808)
State	146	1,132	(687)
	1,177	640	(1,495)
	$2,121	$1,210	$(2,079)

Deferred income taxes are primarily the result of reporting depreciation and amortization, and the accrual of certain expenses differently for income tax and financial reporting purposes and the benefit from unused operating loss carryforwards.  The net operating loss carryforwards, which expire during the years 2006 to 2024, are approximately $58,665 for federal and $85,727 for state income tax purposes.  Management has recorded a valuation allowance for a portion of these carryforwards based on expected utilization. Approximately $1.3 million of this valuation allowance, if reversed, would result in an increase in additional paid-in capital rather than a tax benefit.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	As of December 31,
		2003
	2004	(Restated)
Deferred tax assets
Loss carryforwards	$24,872	$13,469
Other prepaid assets	463
Accrued payroll	734	524
Other accrued expenses	1,030	429
Other long-term liabilties	688	484
	27,787	14,906
Valuation allowance	(11,887)	(3,759)
Total deferred tax assets	15,900	11,147

Deferred tax liabilities
Property and equipment	(16,095)	(11,280)
Intangible assets	(2,978)	(1,878)
Other assets	(165)	(150)
Total deferred tax liabilities	(19,238)	(13,308)

Net deferred tax liability	$(3,338)	$(2,161)

The tax provision/(benefit) differs from the amount that would be calculated by applying the federal statutory rate of 35% to income before income taxes as follows:

	Year ended December 31,
		2003	2002
	2004	(Restated)	(Restated)
Federal statutory rate	$(5,101)	$(546)	$(2,011)
State income taxes	(902)	94	(307)
Valuation allowance	8,128	2,357
Other	(4)	(695)	239
Provision/(benefit) for income taxes	$2,121	$1,210	$(2,079)

18.                               Retirement Plan

In April 2005, the Company changed service providers for its defined contribution plan (the “Plan”) maintained for all eligible employees.  There were no substantive changes to the Plan as a result of the change in service providers, other than a reduction in the service requirement from nine months to one month.  Under the Plan, employees who have completed the minimum period of service and have met certain other eligibility requirements may make voluntary contributions to the retirement program in the form of salary reductions.  The Company, at the discretion of the Board of Directors, may make contributions to the Plan equal to a percentage of

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

each employee’s wages.  Employer contributions for the years ended December 31, 2004, 2003 and 2002 amounted to $264, $182 and $161, respectively.

19.                               Stock Option Plan

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

In 2003, the Company issued 3,016,000 stock options under the 2003 Stock Option Plan.  These options were issued as non-qualified stock options with an exercise price of $1.00 and a five year vesting period.

In 2004, the Company issued 5,686,384 stock options under the 2003 Stock Option Plan.  Of these issuances, 4,863,884 stock options, in the aggregate, were issued to certain executive officers of the Company.  These options were issued as incentive stock options with exercise prices ranging from $1.50 to $3.00 and a four year vesting period.  The remaining 822,500 stock options were issued as non-qualified stock options with exercise prices ranging from $0.65 to $1.05 and a five year vesting period.

The weighted average fair value of options at grant date amounted to $0.02 and $0.15 for the years ended December 31, 2004 and 2003.

The following table summarizes information about stock options issued during the years ended December 31, 2003, and 2004:

			Weighted
		Exercise	Average
	Options	Price	Exercise Price
Outstanding, January 1, 2003	—	N/A	N/A
Granted	3,016,000	$1.00	$1.00
Forfeited	55,000	1.00	1.00
Cancelled
Outstanding, January 1, 2004	2,961,000	1.00	1.00
Granted	5,686,384	0.65 - 3.00	1.94
Forfeited	432,500	1.00 - 1.05	1.01
Cancelled
Outstanding, December 31, 2004	8,214,884	$0.65 - 3.00	$1.65

Exercisable, December 31, 2004	1,732,171	$0.65 - 3.00	$1.79

Shares available for future grants	8,785,115

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

The following table sets forth information related to options outstanding and exercisable as of December 31, 2004:

			Options
	Options Outstanding		Exercisable
		Weighted Average
	Number of	Remaining	Number of
Exercise Price	Options	Contractual Life	Options
$0.65	485,000	9.62
1.00	2,581,000	8.01	516,200
1.05	285,000	9.01
1.50	2,431,942	9.01	607,985
2.50	1,215,971	9.01	303,993
3.00	1,215,971	9.01	303,993
	8,214,884	8.73	1,732,171

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees.

20.                               Management and Services Scheduling Agreement

On October 20, 2004, the Company and One Call Medical, Inc. (“One Call”), a non-affiliated third party, entered into a Management and Services Scheduling Agreement (the “Agreement”) with respect to the operations of Occupational Solutions, Inc., a wholly owned subsidiary of the Company (“Occ Sol”).  Under the Agreement, the Company licensed certain of Occ Sol’s intellectual property, including the Occupational Solutions name, leased office space and equipment to One Call and assigned all of its service contracts in exchange for which One Call agreed to pay the Company $2,100 in quarterly service fees over the term of the Agreement.  According to GAAP, the transaction was deemed to constitute a sale of assets with a net book value of $0.  This transaction gave rise to a receivable with a present value of approximately $1,500.

Results of operations for Occupational Solutions, Inc. were as follows:

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

	Year ended December 31,
	2004	2003	2002
Net revenues from services	$352	$1,037	$570

Costs and expenses:
Operating expenses	92	886	459
Marketing, general and administrative expenses	1,903	1,949	1,147
Depreciation and amortization	30	22	12
Results from operations	(1,673)	(1,820)	(1,048)

Interest income	38

Net loss	$(1,635)	$(1,820)	$(1,048)

21.  Results of Quarterly Operations (unaudited)

Presented below are the unaudited quarterly consolidated statements of operations data for each of the eight quarters beginning January 1, 2003 and ending December 31, 2004. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information and is reflective of all restatement adjustments, for those periods, as discussed in Note 2.  The impact of the restatement adjustments on net income in the consolidated statements of operations for the quarters ended March 31, June 30 and September 30, 2004 is summarized in the table below.  The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

	Quarter ended			Period ended
	March 31, 2004	June 30, 2004	September 30, 2004	September 30, 2004
Net income, as previously reported	$1,897	$826	$1,899	$4,622

Restatement adjustments:
Understatement of the allowances for contractual adjustments and doubtful accounts	(4,215)	(4,517)	(4,785)	(13,517)
Property and equipment	(2,135)	107	139	(1,889)
Accounts payable and accrued liabilities	(209)	(726)	(310)	(1,245)
Accounting for taxes	585	(130)	586	1,041
Accounting for leases	(173)	101	76	4
Total restatement adjustments	(6,147)	(5,165)	(4,294)	(15,606)
Net (loss), as adjusted	$(4,250)	$(4,339)	$(2,395)	$(10,984)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

	First Quarter		Second Quarter		Third Quarter			Total
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	Fourth Quarter	As Previously Reported	As Restated
2004
Net revenues from services	$67,020	$63,608	$71,012	$67,661	$75,805	$72,151	$71,150	$284,987	$274,570
Operating expenses	28,055	28,333	29,580	30,522	32,048	32,379	33,296	122,979	124,530
Marketing, general and administrative expenses	21,713	22,562	25,765	26,736	24,365	25,285	26,914	98,757	101,497
(Gain) loss on disposal of assets		2,507		88		239	(1,284)	(1,284)	1,550
Depreciation and amortization	7,697	7,369	7,921	7,566	8,434	8,119	8,486	32,538	31,540
Income from operations	9,555	2,837	7,746	2,749	10,958	6,129	3,738	31,997	15,453

Interest expense, net	6,445	6,459	6,405	6,443	7,889	7,940	9,460	30,199	30,302
Equity in earnings of unconsolidated joint ventures	(52)	(52)	(35)	(35)	(96)	(96)	(90)	(273)	(273)

Income (loss) before income taxes	3,162	(3,570)	1,376	(3,659)	3,165	(1,715)	(5,632)	2,071	(14,576)

Provision for income taxes	1,265	680	550	680	1,266	680	81	3,162	2,121

Net income (loss)	$1,897	$(4,250)	$826	$(4,339)	$1,899	$(2,395)	$(5,713)	$(1,091)	$(16,697)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2003
Net revenues from services	$55,747	$54,610	$59,613	$58,429	$63,803	$62,763	$63,749	$62,800	$242,912	$238,602
Operating expenses	24,579	24,573	25,815	27,032	27,305	27,736	27,363	27,373	105,062	106,714
Marketing, general and administrative expenses	17,697	19,185	18,922	19,635	19,416	20,748	20,418	21,918	76,453	81,486
Loss on disposal of assets		21		57		85		48		211
Depreciation and amortization	6,881	6,795	7,301	7,061	6,739	6,586	7,365	7,078	28,286	27,520
Income from operations	6,590	4,036	7,575	4,644	10,343	7,608	8,603	6,383	33,111	22,671

Interest expense, net	5,810	5,784	6,057	5,988	6,174	6,159	6,324	6,321	24,365	24,252
Equity in earnings of unconsolidated joint ventures							(22)	(22)	(22)	(22)
Provision/(benefit) for income taxes	312	(39)	608	(39)	(177)	(39)	2,865	1,327	3,608	1,210

Net income (loss)	$468	$(1,709)	$910	$(1,305)	$4,346	$1,488	$(564)	$(1,243)	$5,160	$(2,769)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

22.                               Subsequent Events

Acquisition

On January 3, 2005, the Company acquired the assets of one diagnostic imaging center for the aggregate amount of $2,500 and will account for it using the purchase method of accounting. The estimated fair value of the assets acquired, including a certificate of need, property and equipment, goodwill and non-compete, was $2,500.

Interest Rate Swap Termination

On February 9, 2005, the Company terminated the interest rate swap, described in Note 14, and the associated rights and obligations under that derivative.  The derivative was designated as a hedge of the fixed rate interest due under the 11 7/8% Notes.  As a result of the termination of the derivative, the Company is required to estimate the fair value of the 11 7/8% Notes.  On the termination date, the fair value of the 11 7/8% Notes was $14,082 above the carrying value compared to $9,853 for the unhedged portion at December 31, 2004.  The Company received $1,635 as a termination fee on February 11, 2005.

Management Changes

On February 18, 2005, the Company’s Board of Directors placed Thomas C. Gentry, the Company’s then Chief Financial Officer on paid administrative leave and appointed John Haggerty of Argus Management Corp. as interim Chief Financial Officer.  On March 14, 2005, the Company’s Board of Directors placed Gene Venesky, the Company’s then Chief Executive Officer, and J. Kenneth Luke, the Company’s then President, on paid administrative leave and appointed Donald C. Tomasso, one of the Company’s directors and an Audit Committee member, as interim Chairman and Chief Executive Officer.

On April 28, 2005, each of Messrs. Venesky, Luke and Gentry voluntarily resigned their respective positions as officers and directors, as applicable, of the Company.  In connection with their resignations, each of them entered into a separation agreement with MQA and MedQuest, the terms of which are generally consistent with the terms of their respective amended and restated employment agreements for “Termination by Executive” (as referenced in Section 6(b) of such agreements).  In addition, each of Messrs. Venesky, Luke and Gentry (i) waived and/or amended certain of their rights (including the right to designate directors to the board of MQA) under (a) the Stockholders’ Agreement dated as of August 15, 2002 among MQA and the stockholders signatory thereto (the “Stockholders’ Agreement”); (b) the Registration Rights Agreement dated as of August 15, 2002 among MQA and the stockholders signatory thereto; and (c) the certificate of incorporation of MQA; and (ii) provided a limited release of claims that each of them may have against MQA, its affiliates, subsidiaries, divisions, stockholders, members, predecessors, directors, employees, managers, partners, officers, agents and attorneys, including claims arising out of their respective employment with the Company and their respective resignations thereof.

The amended and restated employment agreements dated as of August 15, 2002 between MedQuest and each of Messrs. Venesky, Luke and Gentry have been terminated, except that certain provisions, including those relating to confidentiality and proprietary rights and non-competition and non-solicitation, shall survive by their terms.

Waivers and Amendments to the Senior Credit Facility

On February 14, 2005, the Company obtained a limited waiver from the lenders under its Senior Credit Facility dated as of September 3, 2003, as amended, by and among MQA, MedQuest, as Borrower, the several lenders from time to time parties thereto (the “Lenders”), Wachovia Bank, National Association, as Administrative Agent (the “Administrative Agent”), Chase Lincoln First Commercial Corporation, as Syndication Agent, and General Electric Capital Corporation and Wachovia Bank, National Association, as Co-Documentation Agents (the

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

“Senior Credit Facility”).  The limited waiver provided a temporary waiver of any defaults and/or events of default under the Senior Credit Facility that may have occurred and may have been continuing with respect to non-compliance with the financial covenant tests in the Senior Credit Facility for the period ended December 31, 2004 and/or prior periods due to certain write downs of accounts receivable that may have resulted in charges against income for fiscal year 2004 and prior periods.  The limited waiver also provided a temporary waiver of any defaults and/or events of default that may have occurred and may have been continuing with respect to representations and warranties made or deemed made by the Company under the Senior Credit Facility concerning financial statements and other information previously provided by the Company to the Administrative Agent and Lenders relating to such periods.  The limited waiver permanently waived the default that had occurred under the Senior Credit Facility due to the Company’s failure to deliver 2005 fiscal year projections to the Lenders by February 14, 2005, and extended the time by which the Company was required to deliver such projections.  The limited waiver was effective until March 31, 2005. As a condition to the continuing effectiveness of the limited waiver, the Company agreed that the aggregate amount of all new borrowings of revolving loans and/or swingline loans made, together with the aggregate amount of all letters of credit issued, under the Senior Credit Facility during the term of the limited waiver would not exceed $5,000.

On March 30, 2005, the Company obtained a second limited waiver and amendment from the Lenders under the Senior Credit Facility.  This limited waiver provided for an extension of the original limited waiver and was effective until May 15, 2005.  The second limited waiver provided a temporary waiver of any defaults and/or events of default under the Senior Credit Facility that may have occurred and may have been continuing with respect to non-compliance with the financial covenant tests in the Senior Credit Facility for the period ended March 31, 2005, in addition to the period ended December 31, 2004 and prior periods.  The second limited waiver further provided for a temporary waiver of any defaults and/or events of default that may have occurred with respect to the covenant in the Senior Credit Facility that requires the Company to deliver to the Lenders and the Administrative Agent a copy of its audited consolidated financial statements for, and as of the end of, the fiscal year ended December 31, 2004 by March 31, 2005 and extended the time by which the Company was required to deliver 2005 fiscal year projections until May 15, 2005.  As a condition to the continuing effectiveness of the second limited waiver, the Company agreed that the aggregate amount of all borrowings of revolving loans and/or swingline loans made, together with the aggregate amount of all letters of credit issued, at any time outstanding under the Senior Credit Facility during the term of the second limited waiver would not exceed an amount equal to the aggregate amount of revolving loans and swingline loans outstanding, together with the aggregate amount of all letters of credit issued, on March 23, 2005 (which was $28,800) plus $5,000.  The effect that certain writedowns of accounts receivable had on any financial statements or other information previously delivered to the Administrative Agent and the Lenders and on any related representations and warranties under the Senior Credit Facility was disregarded for purposes of a condition under the Senior Credit Facility to the permitted borrowings discussed above.  The second limited waiver also provided that if, at the close of any business day during the waiver period the aggregate cash on hand of the Company exceeded $8,500, the Company was required to promptly repay revolving loans with an amount equal to such excess.  In the event that the Company made such repayments, or any repayment of the revolving loans, swingline loans or letters of credit, it had the ability to re-borrow such repaid amount in addition to the unused portion of the $5,000 of availability described above. In addition, the second limited waiver limited the ability of the Company to take certain actions that would otherwise have been permitted under the Senior Credit Facility.

On May 13, 2005, the Company obtained a third limited waiver and amendment to the Senior Credit Facility.  The third limited waiver provided for an extension of the second limited waiver and provided for a temporary waiver of any defaults and/or events of default that may have occurred with respect to the covenant in the Senior Credit Facility that requires the Company to deliver to the Lenders and the Administrative Agent by May 15, 2005 a copy of its unaudited consolidated financial statements for, and as of the end of, the fiscal quarter ended March 31, 2005.  The third limited waiver was effective until June 30, 2005.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Effective on June 30, 2005, the Company obtained an amendment to the third limited waiver that provided for an extension of the third limited waiver until August 1, 2005.  The amendment to the third limited waiver also provided for a temporary waiver of any defaults and/or events of default that may have occurred with respect to the covenant in the Senior Credit Facility that requires the Company to deliver to the Lenders and the Administrative Agent a copy of its unaudited consolidated financial statements for, and as of the end of, the fiscal quarter and the six months ended June 30, 2005, within 45 days after the end of such fiscal quarter and non-compliance with the financial covenant tests in the Senior Credit Facility for the periods ended June 30, 2005, March 31, 2005, December 31, 2004, and prior periods.

On July 29, 2005, the Company entered into a restated third limited waiver and amendment to the Senior Credit Facility.  The restated third limited waiver provided for an extension of the third limited waiver, as previously amended, until August 13, 2005.  Effective on August 13, 2005, the Company entered into a letter agreement amending the restated third limited waiver and amendment to provide for a further extension of the waiver until August 31, 2005. Effective August 31, 2005, the Company entered into a letter agreement providing for a further extension of the waiver until September 7, 2005.

Effective on September 7, 2005, the Company entered into a fourth waiver and third amendment (the “Third Amendment”) to the Senior Credit facility.  The Third Amendment waived all existing defaults and events of default under the Senior Credit Facility.  That waiver will terminate, however, if, among other things, the Company has not delivered to the Administrative Agent and the Lenders by December 31, 2005, its 2004 audited financial statements and its quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2005, or if  the December 31, 2004 financial statements or the related reports to be filed with the Securities and Exchange Commission (the “SEC”) contain information that varies by certain specified amounts with respect to Consolidated EBITDA (as defined in the Senior Credit Facility) or the aggregate amount of restated accounts receivable from the draft audited financial statements provided to the Administrative Agent and the Lenders prior to the effectiveness of the Third Amendment.

The Third Amendment also imposes upon the Company certain increased pricing and additional information requirements until the financial statements are delivered and the SEC reports have been filed.  In addition, the Third Amendment makes certain other changes to the Senior Credit Facility, including modifying the levels of the financial covenants in the Senior Credit Facility, and certain of the definitions used in calculating those covenants, as well as adding a requirement that the Company’s total leverage ratio and senior leverage ratio be below certain levels for the Company to be permitted to incur incremental term loan borrowings or to apply certain prepayments, including asset sale proceeds and excess cash flow amounts, to revolving loans rather than term loans, under the Senior Credit Facility, and imposing additional information covenants.

Consent Solicitations

On July 29, 2005, the Company commenced consent solicitations to seek certain amendments and waivers with respect to (i) the outstanding 12¼% Notes and the related indenture dated as of August 24, 2004, and (ii) the outstanding 11 7/8% Notes and the related indenture dated as of August 15, 2002.  The Company sought consents to the amendments and waivers from the holders of at least a majority in principal amount at maturity of the 12¼% Notes and at least a majority in principal amount of the 11 7/8% Notes (the “Requisite Consents”).  The Company also sought certain releases from holders of the 12¼% Notes and/or 11 7/8% Notes.

On August 15, 2005, after having received the Requisite Consents, MQA and Wachovia Bank, National Association (“Wachovia”), as trustee, executed and delivered the First Supplemental Indenture to the indenture governing the 12¼% Notes and MedQuest, MQA, the subsidiary guarantors named therein and Wachovia, as trustee, executed and delivered the Seventh Supplemental Indenture to the indenture governing the 11 7/8% Notes.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

The supplemental indentures became effective on September 7, 2005, when the Company accepted for payment the consents pursuant to the terms and conditions of the consent solicitations.

The supplemental indentures (i) suspend until December 31, 2005 the Company’s obligation to comply with the covenant in each of the indentures requiring timely filing of periodic reports with the SEC, (ii) waive all defaults in connection with the Company’s failure to comply with the financial reporting and related delivery covenants, (iii) provide that the Company will file with the SEC a Current Report on Form 8-K on a monthly basis containing selected financial and operational information until the earlier of (a) the date that the Company has filed with the SEC its Annual Report on Form 10-K for the year ended December 31, 2004 and all other past due periodic reports required to be filed and (b) December 31, 2005, and (iv) amend the restricted payment covenant to provide that, at any time after June 30, 2006, the Company may pay a cash dividend or distribution to, or purchase, acquire or redeem capital stock in an amount up to $10,000 if it meets a specified leverage ratio set forth in the supplemental indentures.

Pursuant to the consummated consent solicitations, the holders of 12¼% Notes and/or 11 7/8% Notes waived all defaults in connection with the Company’s failure to comply with the financial reporting and related delivery covenants in the indentures governing those notes.  In addition, each consenting note holder also released the Company and certain other enumerated persons from any and all claims and matters referring to, relating to, or arising from the Company’s restatement of its previously filed financial statements, including any governmental investigations.

In connection with the consent solicitation, the Company paid an aggregate consent fee of approximately $238 to holders of the 12¼% Notes and approximately $448 to holders of the 11 7/8% Notes.  In addition, the Company will make additional interest payments in the amount of 1.00% per annum on the accreted value of the 12 1/4% Notes and 1.00% per annum on the principal amount of the 11 7/8% Notes accruing from July 1, 2005 until (i) the Company has filed with the SEC its Annual Report on Form 10-K for the year ended December 31, 2004 and all other past due periodic reports required to be filed, or (ii) in the event the Company has not met the conditions in (i) by December 31, 2005, the date that the Company receives a notice of default with respect thereto under the indenture governing either the 12¼% Notes or the 11 7/8% Notes.

As a condition to the consummation of the consent solicitations, the Company also entered into the equity transaction discussed below.

Equity Transaction

On September 7, 2005, in connection with the consummation of the consent solicitations discussed above, the Company entered into a Securities Purchase Agreement (the “SPA”) with MQ Investment Holdings II, LLC, pursuant to which the Company issued and sold to MQ Investment Holdings II, LLC (i) 20,000,000 shares of Series A Redeemable Preferred Stock (with the same rights and preferences as the outstanding shares of Series A Redeemable Preferred Stock) and (ii) warrants to purchase 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share, in exchange for $20,000.

According to the terms of the SPA, the Company has the right, from and after June 1, 2006, to cause MQ Investment Holdings II, LLC to sell to the Company any or all of the Series A Redeemable Preferred Stock or warrants then held by it.  In the event of such a repurchase, the purchase price per share with respect to Series A Redeemable Preferred Stock shall be $1.00 plus a premium of 8% per annum and the purchase price per warrant, or share of Common Stock issuable upon the exercise thereof, shall be the fair market value of such warrant or share of Common Stock.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

SEC Inquiry and U.S. Attorney’s Office Investigation

On May 19, 2005, the Company was informed that the staff of the SEC has commenced an informal inquiry concerning, among other things, the Company’s previous announcements that it expected to restate its financial statements for prior periods and its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.  The Company is cooperating with and providing requested information and documents to the SEC.

On June 2, 2005, the Company was informed that the U.S. Attorney’s Office in Atlanta, Georgia has opened an investigation relating to the resignation of the Company’s former executive officers and the Company’s announcements that it expected to restate certain of its financial statements for prior periods.  The Company is cooperating with and providing requested information and documents to the U.S. Attorney’s Office.

Related Party Transactions

In March 2005, the Company terminated its agreement with Image Aviation (See Note 16). In July 2005, Image Properties made a claim against the Company related to the reconciliation of certain expenses that Image Properties claims it paid on the Company’s behalf with respect to the facilities the Company leases from Image Properties (See Note 16).  The Company is currently unable to determine the likelihood that it will be required to remit any monies to Image Properties as a result of this asserted claim, and the Company’s estimate of the liability pursuant to the asserted claim ranges from $0 to $3,300.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

23.                               Consolidating Financial Statements

The following tables present consolidating financial information as required for the years ended December 31, 2004, 2003 and 2002 for: 1) MQA (parent); 2) MedQuest (issuer); 3) the guarantors (on a combined basis) of the 11 7/8% Notes (which represent all MedQuest subsidiaries) and 4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates. Separate financial statements of MedQuest, as issuer of the 11 7/8% Notes, and the subsidiary guarantors are not presented because each subsidiary guarantor is 100% owned by MQA, all guarantees are full and unconditional, and all guarantees are joint and several.

The Senior Credit Facility and the indenture governing the 11 7/8% Notes impose certain restrictions on the Company, including restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Senior Credit Facility requires the Company to maintain certain financial ratios. The Company’s indebtedness under the Senior Credit Facility is collateralized by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest’s subsidiaries.

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Balance Sheets December 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$559	$—	$438	$—	$997
Patient receivables, net of allowances			36,023		36,023
Related party receivables			1,476		1,476
Other receivables			2,294		2,294
Prepaid expenses and other			2,000		2,000
Deferred income taxes			2,227		2,227
Total current assets	559	—	44,458	—	45,017

Property and equipment, net			106,193		106,193
Goodwill			35,264		35,264
Certificates of need			13,599		13,599
Other intangible assets, net			468		468
Investment in subsidiaries	(14,745)	(83,321)		98,066	—
Debt issuance costs, net	5	14,458			14,463
Other		1,504	3,978		5,482
Total assets	$(14,181)	$(67,359)	$203,960	$98,066	$220,486

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$14,933	$—	$14,933
Accrued payroll and related taxes			4,940		4,940
Accrued interest		7,768	129		7,897
Accrued radiologist fees			3,767		3,767
Other accrued expenses			7,039		7,039
Income taxes payable			927		927
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,161		1,161
Total current liabilities	—	8,368	32,896	—	41,264

Intercompany payable	76,496	(320,194)	243,698		—
Long-term debt	88,408	259,212			347,620
Obligations under capital leases			2,649		2,649
Deferred income taxes			5,565		5,565
Other long-term liabilities			2,473		2,473
Total liabilities	164,904	(52,614)	287,281	—	399,571

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000				35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000	—	—	—	50,000

Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting;195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital					—
Accumulated deficit	(229,186)	(14,745)	(83,321)	98,066	(229,186)
Total stockholders’ deficit	(229,085)	(14,745)	(83,321)	98,066	(229,085)
Total liabilities and stockholders’ deficit	$(14,181)	$(67,359)	$203,960	$98,066	$220,486

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Balance Sheets December 31, 2003 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$6,731	$—	$6,731
Patient receivables, net of allowances			39,623		39,623
Related party receivables			782		782
Other receivables			2,165		2,165
Prepaid expenses and other			2,619		2,619
Deferred income taxes			952		952
Total current assets	—	—	52,872	—	52,872

Property and equipment, net			90,214		90,214
Goodwill			33,855		33,855
Certificates of need			10,167		10,167
Other intangible assets, net			555		555
Investment in subsidiaries	(1,678)	(96,734)		98,412	—
Debt issuance costs, net		13,384			13,384
Other		1,404	1,908		3,312
Total assets	$(1,678)	$(81,946)	$189,571	$98,412	$204,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$—	$—	$10,580	$—	$10,580
Accrued payroll and related taxes			6,362		6,362
Accrued interest		7,278			7,278
Accrued radiologist fees			3,359		3,359
Other accrued expenses			4,720		4,720
Income taxes payable			769		769
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			879		879
Total current liabilities	—	7,878	26,669	—	34,547

Intercompany payable	80,510	(333,113)	252,603		—
Long-term debt		244,967			244,967
Obligations under capital leases			2,722		2,722
Deferred income taxes			3,113		3,113
Other long-term liabilities			1,198		1,198
Total liabilities	80,510	(80,268)	286,305	—	286,547

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000				35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000	—	—	—	50,000

Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting;195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital	62,113				62,113
Accumulated deficit	(194,402)	(1,678)	(96,734)	98,412	(194,402)
Total stockholders’ deficit	(132,188)	(1,678)	(96,734)	98,412	(132,188)
Total liabilities and stockholders’ deficit	$(1,678)	$(81,946)	$189,571	$98,412	$204,359

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Statements of Operations Year Ended December 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$274,570	$—	$274,570

Costs and expenses:
Operating expenses, excluding depreciation			124,530		124,530
Marketing, general and administrative expenses			101,497		101,497
Loss on disposal of assets			1,550		1,550
Depreciation and amortization			31,540		31,540
Income from operations	—	—	15,453	—	15,453

Interest expense	3,630	26,480	376		30,486
Interest income			(184)		(184)
Equity earnings of unconsolidated joint ventures			(273)	—	(273)

Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(3,630)	(26,480)	15,534	—	(14,576)

Provision for income taxes			2,121		2,121

Income (loss) before equity in earnings of consoldiated subsidiary	(3,630)	(26,480)	13,413	—	(16,697)

Equity in earnings of consolidated subsidiary	(13,067)	13,413		(346)	—
Net income (loss)	$(16,697)	$(13,067)	$13,413	$(346)	$(16,697)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Statements of Operations Year Ended December 31, 2003 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$238,602	$—	$238,602

Costs and expenses:
Operating expenses, excluding depreciation			106,714		106,714
Marketing, general and administrative expenses			81,486		81,486
Loss on disposal of assets			211		211
Depreciation and amortization			27,520		27,520
Income from operations	—	—	22,671	—	22,671

Interest expense	2,998	21,129	143		24,270
Interest income			(18)		(18)
Equity earnings of unconsolidated joint ventures			(22)		(22)

Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(2,998)	(21,129)	22,568	—	(1,559)

Provision (benefit) for income taxes			1,210		1,210

Income (loss) before equity in earnings of consolidated subsidiary	(2,998)	(21,129)	21,358	—	(2,769)

Equity in earnings of consolidated subsidiary	229	21,358		(21,587)	—
Net income (loss)	$(2,769)	$229	$21,358	$(21,587)	$(2,769)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Statements of Operations Year Ended December 31, 2002 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$200,266	$—	$200,266

Costs and expenses:
Operating expenses, excluding depreciation			90,486		90,486
Marketing, general and administrative expenses			65,360		65,360
(Gain) loss on disposal of assets			248		248
Depreciation and amortization			23,410		23,410
Income from operations	—	—	20,762	—	20,762

Interest expense	1,799	8,215	16,594		26,608
Interest income			(101)		(101)

Income (loss) before provision (benefit) for income taxes, minority interest in net income of consolidated subsidiary and equity in earnings of consolidated subsidiary	(1,799)	(8,215)	4,269	—	(5,745)

Provision (benefit) for income taxes			(2,079)		(2,079)

Income (loss) before minority interest in net income of consolidated subsidiary and equity in earnings of consolidated subsidiary	(1,799)	(8,215)	6,348	—	(3,666)

Minority interest in net income of consolidated subsidiary			40		40
Equity in earnings of consolidated subsidiary	(1,907)	6,308		(4,401)	—
Net income (loss)	$(3,706)	$(1,907)	$6,308	$(4,401)	$(3,706)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Statements of Cash Flows Year Ended December 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(16,697)	$(13,067)	$13,413	$(346)	$(16,697)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			31,540		31,540
Amortization of bond discount		246			246
Amortization of debt issuance costs	167	1,939			2,106
Bad debt expense			17,140		17,140
Deferred income taxes			1,177		1,177
Equity in earnings of unconsolidated joint ventures			(273)		(273)
Loss on disposal of assets			1,550		1,550
Accreted bond interest	3,630				3,630
Equity in earnings of consolidated subsidiary	13,067	(13,413)	—	346	—
Changes in operating assets and liabilities:
Patient receivables			(13,540)		(13,540)
Intercompany payable		26,480	2,842	(29,322)	—
Intercompany receivable	(167)	(2,675)	(26,480)	29,322	—
Related party and other receivables			(412)		(412)
Income tax receivable/payable			158		158
Prepaid expenses and other current assets			639		639
Other assets			(662)		(662)
Accounts payable			4,353		4,353
Accrued payroll and related taxes			(1,422)		(1,422)
Other accrued expenses		490	2,948		3,438

Net cash and cash equivalents provided by operating activities	$—	$—	$32,971	$—	$32,971

Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(44,805)	$—	$(44,805)
Acquisitions of businesses			(8,317)		(8,317)
Proceeds from unconsolidated joint ventures			299		299
Investment in unconsolidated joint ventures			(149)		(149)

Net cash and cash equivalents used in investing activities	$—	$—	$(52,972)	$—	$(52,972)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Statements of Cash Flows Year Ended December 31, 2004 - Continued

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows provided by financing activities
Proceeds from notes payable	$—	$—	$—	$—	$—
Payments on capital leases			(1,026)		(1,026)
Intercompany payable		39,003	53,737	(92,740)	—
Intercompany receivable	(737)	(53,000)	(39,003)	92,740	—
Payment of debt issuance costs	(3,282)	97			(3,185)
Proceeds from senior credit facility		53,000			53,000
Payment of Tranche B Term Loan		(600)			(600)
Payments on senior credit facility		(38,500)			(38,500)
Proceeds from long-term debt	84,778				84,778
Dividends	(80,200)				(80,200)

Net cash and cash equivalents provided by financing activities	$559	$—	$13,708	$—	$14,267

Net increase (decrease) in cash and cash equivalents	559	—	(6,293)	—	(5,734)

Cash and cash equivalents, beginning of year			6,731		6,731

Cash and cash equivalents, end of year	$559	$—	$438	$—	$997

Supplemental disclosure of cash flow information
Cash paid for interest			$23,829		$23,829

Cash paid for taxes			$912		$912

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			$9,499		$9,499
Less liabilities assumed			(1,182)		(1,182)

	$—	$—	$8,317	$—	$8,317

Equipment acquired through capital lease	$—	$—	$1,235	$—	$1,235

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Statements of Cash Flows Year Ended December 31, 2003 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(2,769)	$229	$21,358	$(21,587)	$(2,769)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization			27,520		27,520
Amortization of bond discount		148			148
Amortization of debt issuance costs		1,713			1,713
Bad debt expense			11,529		11,529
Deferred income taxes			640		640
Equity in earnings of unconsolidated joint ventures			(22)		(22)
Loss on disposal of assets			211		211
Equity in earnings of consolidated subsidiary	(229)	(21,358)		21,587	—
Changes in operating assets and liabilities:
Patient receivables			(18,558)		(18,558)
Intercompany payable	2,998	21,129	2,301	(26,428)	—
Intercompany receivable		(2,301)	(24,127)	26,428	—
Related party and other receivables			(982)		(982)
Income tax receivable			3,665		3,665
Prepaid expenses and other current assets			234		234
Other assets			(489)		(489)
Accounts payable			4,034		4,034
Accrued payroll and related taxes			2,575		2,575
Other accrued expenses		(354)	2,277		1,923

Net cash and cash equivalents provided (used) by operating activities	$—	$(794)	$32,166	$—	$31,372

Cash flows used in investing activities
Purchase of property and equipment			(28,516)		(28,516)
Acquisitions of businesses			(7,039)		(7,039)
Proceeds from sale of real estate			136		136
Investment in unconsolidated joint ventures			(810)		(810)

Net cash and cash equivalents used in investing activities	$—	$—	$(36,229)	$—	$(36,229)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Statements of Cash Flows Year Ended December 31, 2003 (Restated) - Continued

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows provided by financing activities
Proceeds from notes payable	$—	$—	$—	$—	$—
Payments on capital leases			(427)		(427)
Intercompany payable		88,403	98,464	(186,867)	—
Intercompany receivable		(97,188)	(89,679)	186,867	—
Payment of debt issuance costs		(2,915)			(2,915)
Proceeds from senior credit facility		37,188			37,188
Proceeds from Tranche B Term Loan		60,000			60,000
Payment of Tranche B Term Loan		(300)			(300)
Payments on senior credit facility		(85,188)			(85,188)
Payment of stock issuance fees					—

Net cash and cash equivalents provided by financing activities	$—	$—	$8,358	$—	$8,358

Net increase (decrease) in cash and cash equivalents	—	(794)	4,295	—	3,501

Cash and cash equivalents, beginning of year		794	2,436		3,230

Cash and cash equivalents, end of year	$—	$—	$6,731	$—	$6,731

Supplemental disclosure of cash flow information
Cash paid for interest			$22,856		$22,856

Cash paid for taxes			$(2,992)		$(2,992)

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			$7,039		$7,039
Less liabilities assumed					—

	$—	$—	$7,039	$—	$7,039

Equipment acquired through capital lease	$—	$—	$3,041	$—	$3,041

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Statements of Cash Flows Year Ended December 31, 2002 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(3,706)	$(1,907)	$6,308	$(4,401)	$(3,706)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			23,410		23,410
Amortization of bond discount		145			145
Amortization of debt issuance costs		574			574
Bad debt expense			10,885		10,885
Deferred income taxes			(1,495)		(1,495)
Minority interest in net income of consolidated subsidiary			40		40
Loss on disposal of assets			248		248
Equity in earnings of consolidated subsidiary	1,907	(6,308)	—	4,401	—
Changes in operating assets and liabilities:
Patient receivables			(18,289)		(18,289)
Intercompany payable	1,799	8,215	8,351	(18,365)	—
Intercompany receivable		(8,351)	(10,014)	18,365	—
Related party and other receivables			983		983
Prepaid expenses and other current assets			(679)		(679)
Other assets			296		296
Accounts payable			436		436
Accrued payroll and related taxes			1,218		1,218
Other accrued expenses		7,632	(1,769)		5,863
Refundable income taxes			(2,499)		(2,499)

Net cash and cash equivalents provided by operating activities	$—	$—	$17,430	$—	$17,430

Cash flows used in investing activities
Purchase of property and equipment			(36,246)		(36,246)
Acquisitions of businesses			(17,325)		(17,325)
Proceeds from loan repayments			103		103
Purchase of minority interest			(199)		(199)
Intercompany payable			1,531	(1,531)	—
Intercompany receivable	(1,531)			1,531	—
Proceeds from stockholders loan repayments	1,531				1,531

Net cash and cash equivalents used in investing activities	$—	$—	$(52,136)	$—	$(52,136)

MQ ASSOCIATES, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

Consolidating Statements of Cash Flows Year Ended December 31, 2002 (Restated) - Continued

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows provided by financing activities
Proceeds from notes payable	$1,835	$—	$17,073	$—	$18,908
Payments on line of credit	(2,350)				(2,350)
Payments on notes payable	(953)		(11,364)		(12,317)
Payments on capital leases			(3,087)		(3,087)
Intercompany payable	191,463	107,100	434,653	(733,216)	—
Intercompany receivable	(108,936)	(325,717)	(298,563)	733,216	—
Sale of preferred stock	35,000				35,000
Sale of common stock	72,100				72,100
Payment of debt issuance costs		(12,757)			(12,757)
Proceeds from senior credit facility		56,000			56,000
Proceeds from senior subordinated debt, net of bond discount		176,168			176,168
Repayment of notes, line of credit and leases	(10,242)		(106,961)		(117,203)
Redemption of preferred and common stock	(168,001)				(168,001)
Payment of stock issuance fees	(9,916)				(9,916)

Net cash and cash equivalents provided by financing activities	$—	$794	$31,751	$—	$32,545

Net increase (decrease) in cash and cash equivalents	—	794	(2,955)	—	(2,161)

Cash and cash equivalents, beginning of year			5,391		5,391

Cash and cash equivalents, end of year	$—	$794	$2,436	$—	$3,230

Supplemental disclosure of cash flow information
Cash paid for interest			$8,281		$8,281

Cash paid for taxes			$1,918		$1,918

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			$17,325		$17,325
Less liabilities assumed					—

	$—	$—	$17,325	$—	$17,325

Equipment acquired through capital lease	$—	$—	$—	$—	$—

EXHIBIT NUMBER	EXHIBITS

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

3.1(1)	Certificate of Incorporation of MedQuest, Inc.
3.2(1)	By-laws of MedQuest, Inc.
3.3(1)	Fourth Amended and Restated Certificate of Incorporation of MQ Associates.
3.4(1)	Second Amended and Restated By-laws of MQ Associates.
3.5(2)	Certificate of Increase of MQ Associates, Inc.
4.1(1)	Indenture by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors parties thereto, and Wachovia Bank, National Association, as Trustee dated as of August 15, 2002.
4.2(1)	Form of Senior Subordinated Note, Series B, due 2012 (included as exhibit B to the Indenture filed as Exhibit 4.1).
4.3(1)	Registration Rights Agreement by and among MedQuest, Inc., the guarantors listed therein, J.P. Morgan Securities Inc., UBS Warburg LLC and Wachovia Securities, Inc. dated as of August 15, 2002.
4.4(1)

First Supplemental Indenture, dated as of November 13, 2002, by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors party to the Indenture, Town & Country Open MRI, LLC, Clayton Open MRI, LLC, Wisconsin Diagnostic Imaging, Inc., Vienna Diagnostic Imaging, Inc., and Wachovia Bank, National Association, as Trustee.

4.5(3)

Second Supplemental Indenture, dated as of December 20, 2002, by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors party to the Indenture, as supplemented, Brunswick Diagnostic Imaging, LLC, and Wachovia Bank, National Association, as Trustee.

4.6(4)

Third Supplemental Indenture, dated as of June 19, 2003, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Illinois Diagnostic Imaging, Inc. and Wachovia Bank, National Association, as Trustee

4.7(5)

Fourth Supplemental Indenture, dated as of December 17, 2003, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Medical Scheduling of Missouri, LLC and Wachovia Bank, National Association, as Trustee.

4.8(5)

Fifth Supplemental Indenture, dated as of January 14, 2004, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, William S. Witt, Inc. and Wachovia Bank, National Association, as Trustee.

4.9(6)

Sixth Supplemental Indenture, dated as of May 10, 2004, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Cape Fear Mobile Imaging, LLC and Wachovia Bank, National Association, as Trustee.

4.10(7)	Seventh Supplemental Indenture dated as of August 15, 2005 among MedQuest, Inc., MQ Associates, Inc., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.
4.11(8)	Indenture by and among MQ Associates, Inc., and Wachovia Bank, National Association, as Trustee dated as of August 24, 2004.
4.12(9)	Form of Senior Discount Note, Series B, due 2012 (included as exhibit B to the Indenture filed as Exhibit 4.10).
4.13(10)	Registration Rights Agreement by and among MQ Associates, Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, dated as of August 24, 2004.
4.14(11)	First Supplemental Indenture dated as of August 15, 2005 between MQ Associates, Inc. and Wachovia Bank, National Association, as trustee.
4.15(12)	Stock Subscription Warrant of MQ Associates, Inc.
4.16(13)	Instrument of Resignation, Appointment and Acceptance, dated as of August 16, 2005 among MQ Associates, Inc., Wachovia Bank, National Association and Wells Fargo Bank, National Association.
4.17(14)	Instrument of Resignation, Appointment and Acceptance, dated as of August 16, 2005 among MQ Associates, Inc., Wachovia Bank, National Association and The Bank of New York, National Association.
10.1(15)

Amended and Restated Credit Agreement among MQ Associates, MedQuest, Inc., as Borrower, the Several Lenders from time to time parties hereto, JPMorgan Chase Bank, as Syndication Agent and Wachovia Bank, National Association, as Documentation Agent and Administrative Agent dated as of September 3, 2003.

10.2(16)

First Amendment to Amended and Restated Credit Agreement by and among MQ Associates, Inc., Medquest, Inc. as Borrower, the Several Lenders from time to time parties thereto and Wachovia Bank, National Association, as Administrative Agent, dated as of August 16, 2004.

10.3(17)

Limited Waiver and Agreement, dated as of February 14, 2005 among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.4(18)

Second Limited Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of March 30, 2005 among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.5(19)

Third Limited Waiver to Amended and Restated Credit Agreement, dated as of May 13, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.6(20)

Amendment to Third Limited Waiver to Amended and Restated Credit Agreement, dated as of June 30, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.7(21)

Restated Amendment to Third Limited Waiver to Amended and Restated Credit Agreement, effective as of July 29, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.8(22)

Letter Agreement in respect of Third Limited Waiver to Amended and Restated Credit Agreement, effective as of August 13, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.9(23)

Letter Agreement in respect of Third Limited Waiver to Amended and Restated Credit Agreement, effective as of August 31, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.10(24)

Fourth Waiver and Third Amendment to the Amended and Restated Credit Agreement, effective as of September 7, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.11(1)

Credit Agreement by and among MQ Associates, MedQuest, Inc., as Borrower, the Several Lenders from time to time parties thereto and Wachovia Bank, National Association, as Administrative Agent dated as of August 15, 2002.

10.12(1)

Guarantee and Collateral Agreement by and among MQ Investment Holdings, LLC, MedQuest, Inc., as Borrower and certain of its subsidiaries in favor of Wachovia Bank, National Association, as Administrative Agent dated as of August 15, 2002.

10.13(1)	Registration Rights Agreement by and among MQ Associates and each of its stockholders dated August 15, 2002.
10.14(1)*	Amended and Restated Employment Agreement by and between J. Kenneth Luke and MedQuest, Inc. dated as of August 15, 2002.
10.15(1)*	Amended and Restated Employment Agreement by and between Gene Venesky and MedQuest, Inc. dated as of August 15, 2002.
10.16(1)*	Amended and Restated Employment Agreement by and between Thomas C. Gentry and MedQuest, Inc. dated as of August 15, 2002.
10.17(1)*	Amended and Restated Employment Agreement by and between Michael Villa and MedQuest, Inc. dated as of August 15, 2002.
10.18(1)*	Amended and Restated Employment Agreement by and between Daniel J. Schaefer and MedQuest, Inc. dated as of August 15, 2002.
10.19(1)*	Employment Agreement by and between Bruce W. Elder and MedQuest, Inc. dated as of August 15, 2002.
10.20(1)	Stockholders’ Agreement by and among MQ Associates and each of the stockholders named on Schedule I thereto dated August 15, 2002.
10.21(1)

Land and Building Lease by and between Image Properties, LLC and Palmetto Imaging, Inc. dated as of February 17, 1995 including Schedule I, which identifies substantially similar documents omitted and material differences in omitted documents from the agreement filed as Exhibit 10.11.

10.22(1)

Personal Guaranty by and between Image Properties, LLC and Palmetto Imaging, Inc. dated as of February 17, 1995 including Schedule I, which identifies substantially similar documents omitted and material differences in omitted documents form the agreement filed as Exhibit 10.12.

10.23(3)

Multi-Vendor Program Agreement by and between MedQuest Associates, Inc. and Philips Medical Systems North America, dated as of January 24, 2003. (A request for confidential treatment of certain omitted provisions of this exhibit has been submitted pursuant to Rule 406 of the Securities Act of 1933. The entire agreement has been filed separately with the Securities and Exchange Commission.)

10.24(25)	Service Maintenance Agreement by and between MQ Associates and Hitachi Medical Systems America, Inc., dated as of January 1, 2001.
10.25(26)*	2003 Stock Option Plan.
10.26(27)	Corporate Compliance Plan.
10.27*	Consulting Agreement by and between MQ Associates, Inc. and Donald C. Tomasso, dated as of March 14, 2005.
10.28*	Consulting Agreement by and among MQ Associates, Inc., Argus Management Corp. and John G. Haggerty, dated as of March 14, 2005.
10.29*	Separation Agreement by and among Gene Venesky, MQ Associates, Inc. and MedQuest, Inc., dated April 28, 2005.
10.30*	Separation Agreement by and among Kenneth Luke, MQ Associates, Inc. and MedQuest, Inc., dated April 28, 2005.
10.31*	Separation Agreement by and among Thomas Gentry, MQ Associates, Inc. and MedQuest, Inc., dated April 28, 2005.
10.32	Amendment No.1 to Stockholders’ Agreement by and among MQ Associates and each of the stockholders named on Schedule I thereto, dated April 28, 2005.
10.33*	First Amendment to MQ Associates, Inc. 2003 Stock Option Plan.
10.34*	Form of Stock Option Agreement pursuant to MQ Associates, Inc. 2003 Stock Option Plan.
10.35(28)	Securities Purchase Agreement dated as of September 7, 2005 between MQ Associates, Inc. and MQ Investments II, LLC.
12.1	Statement re: computation of ratios of earning to fixed charges.
21.1	List of subsidiaries of MQ Associates.
31.1	Certification of Donald C. Tomasso pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of John G. Haggerty pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Donald C. Tomasso pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John G. Haggerty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit of the same exhibit number as filed as an exhibit to Form S-4 as filed with the Commission on November 22, 2002 (Commission file number 333-101399)

(2) Incorporated by reference to Exhibit 3.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(3) Incorporated by reference to the exhibit of the same exhibit number as filed as an exhibit to Amendment No. 1 to Form S-4 as filed with the Commission on December 31, 2002 (Commission file number 333-101399)

(4) Incorporated by reference to Exhibit 4.1 as filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003.

(5) Incorporated by reference to the exhibit of the same exhibit number as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2003.

(6) Incorporated by reference to Exhibit 4.9 as filed as an exhibit to MedQuest, Inc., Amendment No. 1 to Form S-1 as filed with the Commission on May 13, 2004 (Commission file number 333-114962).

(7) Incorporated by reference to Exhibit 4.2 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed August 15, 2005.

(8) Incorporated by reference to Exhibit 4.10 as filed as an exhibit to Form S-4 as filed with the Commission on September 15, 2004 (Commission file number 333-118999).

(9) Incorporated by reference to Exhibit 4.11 as filed as an exhibit to Form S-4 as filed with the Commission on September 15, 2004 (Commission file number 333-118999).

(10) Incorporated by reference to Exhibit 4.12 as filed as an exhibit to Form S-4 as filed with the Commission on September 15, 2004 (Commission file number 333-118999).

(11) Incorporated by reference to Exhibit 4.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed August 15, 2005.

(12) Incorporated by reference to Exhibit 4.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(13) Incorporated by reference to Exhibit 99.2 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed August 22, 2005.

(14) Incorporated by reference to Exhibit 99.3 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed August 22, 2005.

(15) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 10-Q for the quarter ended September 30, 2003.

(16) Incorporated by reference to Exhibit 10.20 as filed as an exhibit to Form S-4 as filed with the Commission on September 15, 2004 (Commission file number 333-118999).

(17) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed February 15, 2005.

(18) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed March 30, 2005.

(19) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed May 16, 2005.

(20) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed June 30, 2005.

(21) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed July 29, 2005.

(22) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed August 15, 2005.

(23) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed September 1, 2005.

(24) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(25) Incorporated by reference to Exhibit 10.16 as filed as an exhibit to Amendment No. 1 to Form S-4 as filed with the Commission on December 31, 2002 (Commission file number 333-101399)

(26) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to Form 10-Q for the quarter ended June 30, 2003.

(27) Incorporated by reference to Exhibit 10.18 as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2003.

(28) Incorporated by reference to Exhibit 10.2 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MQ Associates, Inc.

By:	/s/ Donald C. Tomasso
Donald C. Tomasso
Interim Chairman and Chief Executive Officer

Dated:	September 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald C. Tomasso	Interim Chairman and Chief	September 22, 2005
Donald C. Tomasso	Executive Officer
(Principal Executive Officer)

/s/ John G. Haggerty	Interim Chief Financial Officer,	September 22, 2005
John G. Haggerty	(Principal Financial and Accounting
Officer)

/s/ Stephen P. Murray	Director	September 22, 2005
Stephen P. Murray

/s/ Mitchell J. Blutt, M.D.	Director	September 22, 2005
Mitchell J. Blutt, M.D.

/s/ Nancy-Ann DeParle	Director	September 22, 2005
Nancy-Ann DeParle

/s/ Benjamin B. Edmands	Director	September 22, 2005
Benjamin B. Edmands

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering MQ Associates, Inc.’s last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders covering the 2004 fiscal year or will be sent to security holders subsequent to the filing of this report