Form 10-Q
period 2005-03-31
MQ ASSOCIATES INC
filed 2005-11-14
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of MQ Associates, Inc.’s classes of common stock, as of the latest practicable date.

At November 11, 2005, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

Explanatory Note

In February 2005, our Audit Committee engaged in a review of the valuation of the net patient receivables and allowance for doubtful accounts as presented in our historical financial statements. The results of that review indicated that the allowance for contractual adjustments and doubtful accounts for patient receivables had been understated, which led to the restatement of our financial statements for this and various other accounting errors. Based on the findings of the Audit Committee review, as previously reported in our Current Reports on Form 8-K dated March 30, May 16 and June 8, 2005, we determined that our financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, and the quarters ended March 31, June 30 and September 30, 2004 and 2003 should be restated. In our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on September 22, 2005 (the “2004 Annual Report”), we restated our Annual Reports on Form 10-K for fiscal years 2003 and 2002, and we restated our consolidated results of operations for the first three quarters of the years ended December 31, 2004 and 2003 that were previously reported in our Quarterly Reports on Form 10-Q, as filed with the Securities and Exchange Commission (the “SEC”). Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2, “Prior Period Restatement” and Note 21, “Results of Quarterly Operations” to our consolidated financial statements located in the 2004 Annual Report for additional information.

Since we revised the financial statements for the quarter ended March 31, 2004 in our 2004 Annual Report and this report includes such restated quarterly financial information, we are not amending our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and this report supersedes such previously filed quarterly report. Thus, you should no longer rely on the consolidated financial statements and financial information for the quarter ended March 31, 2004 included in that previously filed quarterly report.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,407	$997
Patient receivables, net of allowances	37,486	36,023
Related party receivables	155	1,476
Other receivables	3,534	2,294
Prepaid expenses and other	3,467	2,000
Deferred income taxes	3,556	2,227
Total current assets	54,605	45,017
Property and equipment, net	100,209	106,193
Goodwill	35,329	35,264
Certificates of need	15,570	13,599
Other intangible assets, net	645	468
Debt issuance costs, net	13,878	14,463
Other	3,583	5,482
Total assets	$223,819	$220,486

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$16,173	$14,933
Accrued payroll and related taxes	6,383	4,940
Accrued interest	2,996	7,897
Accrued radiologist fees	4,391	3,767
Other accrued expenses	11,049	7,039
Income taxes payable	632	927
Current portion of long-term debt	600	600
Current portion of obligations under capital leases	1,154	1,161
Total current liabilities	43,378	41,264
Long-term debt	354,202	347,620
Obligations under capital leases	2,373	2,649
Deferred income taxes	7,210	5,565
Other long-term liabilities	2,494	2,473
Total liabilities	409,657	399,571
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000	35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	50,000	50,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital
Accumulated deficit	(235,939)	(229,186)
Total stockholders’ deficit	(235,838)	(229,085)
Total liabilities and stockholders’ deficit	$223,819	$220,486

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net revenues from services	$73,935	$63,608
Costs and expenses:
Operating expenses, excluding depreciation	34,316	28,333
Marketing, general and administrative expenses	26,557	22,562
Loss on disposal of assets	1,145	2,507
Depreciation and amortization	9,091	7,369
Income from operations	2,826	2,837
Interest expense	8,932	6,472
Interest income	(60)	(13)
Equity in earnings of unconsolidated joint ventures	(66)	(52)
Loss before income taxes	(5,980)	(3,570)
Provision for income taxes	773	680
Net loss	$(6,753)	$(4,250)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Cash flows from operating activities
Net loss	$(6,753)	$(4,250)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	9,091	7,369
Amortization of bond discount	67	59
Amortization of debt issuance costs	585	488
Bad debt expense	3,834	3,958
Deferred income taxes	315	(332)
Equity in earnings of unconsolidated joint ventures	(66)	(52)
Loss on disposal of assets	1,145	2,507
Accreted bond interest	2,670
Changes in operating assets and liabilities, net of assets acquired:
Patient receivables	(5,296)	(6,429)
Related party and other receivables	81	(263)
Income tax receivable/payable	(295)	504
Prepaid expenses and other current assets	(1,544)	(468)
Other assets	432	(1,419)
Accounts payable	1,240	1,672
Accrued payroll and related taxes	1,443	(953)
Other accrued expenses	(249)	(1,299)
Net cash and cash equivalents provided by operating activities	6,700	1,092
Cash flows used in investing activities
Purchase of property and equipment	(3,928)	(6,694)
Acquisitions of businesses	(2,500)	(885)
Non-acquisition intangibles	(36)	(1)
Proceeds from unconsolidated joint ventures	108
Net cash and cash equivalents used in investing activities	$(6,356)	$(7,580)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(unaudited)
(in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Cash flows provided by financing activities
Payments of obligations under capital leases	$(284)	$(91)
Payment of debt issuance costs		(29)
Proceeds from senior credit facility	19,000	15,000
Payments on senior credit facility	(13,500)	(14,000)
Payments on Tranche B term loan	(150)	(150)
Net cash and cash equivalents provided by financing activities	5,066	730
Net increase (decrease) in cash and cash equivalents	5,410	(5,758)
Cash and cash equivalents, beginning of period	997	6,731
Cash and cash equivalents, end of period	$6,407	$973
Supplemental disclosure of cash flow information
Cash paid for interest	$10,532	$10,725
Cash paid for taxes, net	$753	$617

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data)

1.   Business and Basis of Presentation

MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary of MQA, and MedQuest’s subsidiaries (collectively, the “Company”), as of March 31, 2005 operated 92 outpatient diagnostic imaging centers located in 13 states, primarily in the southeastern and southwestern United States. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and extend credit to governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

2.   Prior Period Restatement

The consolidated financial statements for the three months ended March 31, 2004 have been restated to reflect the correction of an error relating to the allowance for the valuation of patient receivables and various other accounting errors. For additional information regarding the restatement, see Note 2, “Prior Period Restatement” to our consolidated financial statements located in the 2004 Annual Report.

Summary of Restatement Items

The following table sets forth the effects of the restatement adjustments on net income in the consolidated statements of operations for the three months ended March 31, 2004:

Three Months Ended March 31, 2004
Net income, as previously reported	$1,897
Restatement adjustments:
Understatement of the allowances for contractual adjustments and doubtful accounts	(4,215)
Property and equipment	(2,135)
Accounts payable and accrued liabilities	(209)
Accounting for taxes	585
Accounting for leases	(173)
Total restatement adjustments	(6,147)
Net (loss), as adjusted	$(4,250)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

The following table sets forth the balance sheet items affected by the restatement adjustments.

	As of March 31, 2004
	As Previously Reported	As Restated
Assets
Patient receivables, net of allowances	$68,176	$42,094
Other receivables	2,205	2,459
Deferred income taxes	594	952
Total current assets	77,187	51,112
Property and equipment, net	84,224	87,450
Intangible assets, net	11,548	11,197
Other	7,523	4,524
Total assets	227,271	201,572
Liabilities
Accounts payable	8,275	12,251
Accrued payroll and related taxes	4,199	5,409
Income taxes payable	1,068	1,272
Other accrued expenses	6,852	7,621
Current portion of obligations under capital leases	1,503	995
Total current liabilities	28,811	33,962
Obligations under capital leases	2,131	2,511
Deferred income taxes	8,604	2,781
Other long-term liabilities	690	1,332
Total liabilities	287,158	288,008
Stockholders’ Deficit
Additional-paid-in-capital	63,389	62,113
Accumulated deficit	(173,377)	(198,651)
Total stockholders’ deficit	(109,887)	(136,437)
Total liabilities and stockholders’ deficit	$227,271	$201,572

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

The following table sets forth the statement of operations items affected by the restatement adjustments, as previously reported and as restated.

	Three Months Ended March 31, 2004
	As Previously Reported	As Restated
Net revenues from services	$67,020	$63,608
Costs and expenses
Operating expenses, excluding depreciation	28,055	28,333
Marketing, general and administrative expenses	21,713	22,562
Loss on disposal of assets	—	2,507
Depreciation and amortization	7,697	7,369
Income from operations	9,555	2,837
Interest expense	6,458	6,472
Interest income	(13)	(13)
Equity earnings in unconsolidated joint venture	(52)	(52)
Income (loss) before provision for income taxes	3,162	(3,570)
Provision for income taxes	1,265	680
Net income (loss)	$1,897	$(4,250)

The following table sets forth the statement of cash flows items affected by the restatement adjustments, as previously reported and as restated.

	Three Months Ended March 31, 2004
	As Previously Reported	As Restated
Net cash and cash equivalents provided by operating activities	$1,664	$1,092
Net cash and cash equivalents used in investing activities	(7,776)	(7,580)
Net cash and cash equivalents provided by financing activities	$354	$730

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

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

Property and Equipment Adjustments

The Company determined that it had overstated certain property and equipment accounts in the previously issued consolidated financial statements for the three months ended March 31, 2004. Those overstatements included certain capitalized assets, primarily property and equipment, that had been inappropriately capitalized and adjustments were made to amounts recorded for certain long-lived assets resulting from incorrectly recording of the disposition of the asset.

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

Accounting for Leases

The Company discovered that it had previously accounted for nine leases as operating leases, when they should have been accounted for as capital leases. The Company also determined that four agreements, previously accounted for as capital leases, did not qualify as capital leases and the associated assets and liabilities, previously reported, have been removed from the consolidated financial statements.

Additionally, the Company reviewed its operating leases to determine if accruals for deferred rents were required due to escalating rental payments over the term of the leases. For certain leases, the Company had previously recognized rent expense on a cash basis rather than recognizing rent expense on a straight-line basis over the term of the lease.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Income Tax Adjustments

The restatement of pre-tax income required appropriate adjustments to the income tax provisions and the calculation of deferred income taxes based on statutory tax provisions for the three months ended March 31, 2004.

3.   Acquisition

On January 3, 2005, the Company acquired the assets of a diagnostic imaging center that provides medical diagnostic imaging services to patients. The acquisition was accounted for using the purchase method of accounting and the results of operations for the entity have been included in the consolidated financial statements as of the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and the aggregate purchase price of the acquisition made during the three months ended March 31, 2005:

Property and equipment	$250
Certificate of need	1,943
Non-compete	250
Goodwill	57
Aggregate purchase price	$2,500

The goodwill acquired in relation to the above transaction is expected to be deductible for tax purposes. The acquisition was consummated in order to expand market share.

4.   Subsequent Events—Material Contingency

In July 2005, Image Properties L.L.C., an entity owned by two of the Company’s significant stockholders, made a claim against the Company related to the reconciliation of certain expenses that Image Properties claims it paid on the Company’s behalf with respect to the facilities the Company leases from Image Properties. The Company is currently unable to determine the likelihood that it will be required to remit any monies to Image Properties as a result of this asserted claim, and the Company’s estimate of the liability pursuant to the asserted claim ranges from $0 to $3.3 million.

5.   Consolidating Financial Statements

The following tables present consolidating financial information as required for the three months ended March 31, 2005 and 2004 for: (1) MQA (parent); (2) MedQuest (issuer); (3) the guarantors (on a combined basis) of the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 (the “11 7/8% Notes”) (which represent all of MedQuest’s subsidiaries) and (4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates.

In August 2002, MedQuest issued the 11 7/8% Notes, net of a discount of $3.8 million, to fund in part the Company’s recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount of senior subordinated notes for the registered senior subordinated notes. The 11 7/8% Notes are senior subordinated noncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest’s subsidiaries.

Separate financial statements of MedQuest, as issuer of the 11 7/8% Notes, and the subsidiary guarantors are not presented because each subsidiary guarantor is 100% owned by MQA, all guarantees are full and unconditional, and all guarantees are joint and several.

The Company’s senior credit facility (the “Senior Credit Facility”) and the indenture governing the 11 7/8% Notes impose certain restrictions on the Company, including restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Senior Credit Facility requires the Company to maintain certain financial ratios. The Company’s indebtedness under the Senior Credit Facility is collateralized by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest’s subsidiaries.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Balance Sheets March 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$428	$—	$5,979	$—	$6,407
Patient receivables, net of allowances			37,486		37,486
Related party receivables			155		155
Other receivables			3,534		3,534
Prepaid expenses and other			3,467		3,467
Deferred income taxes			3,556		3,556
Total current assets	428	—	54,177	—	54,605
Property and equipment, net			100,209		100,209
Goodwill			35,329		35,329
Certificates of need			15,570		15,570
Other intangible assets, net			645		645
Investment in subsidiaries	(18,828)	(81,142)		99,970	—
Debt issuance costs, net	3,013	10,865			13,878
Other			3,583		3,583
Total assets	$(15,387)	$(70,277)	$209,513	$99,970	$223,819
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$16,173	$—	$16,173
Accrued payroll and related taxes			6,383		6,383
Accrued interest		2,996			2,996
Accrued radiologist fees			4,391		4,391
Other accrued expenses			11,049		11,049
Income taxes payable			632		632
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,154		1,154
Total current liabilities	—	3,596	39,782	—	43,378
Intercompany payable	79,373	(318,169)	238,796		—
Long-term debt	91,078	263,124			354,202
Obligations under capital leases			2,373		2,373
Deferred income taxes			7,210		7,210
Other long-term liabilities			2,494		2,494
Total liabilities	170,451	(51,449)	290,655	—	409,657
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000				35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000	—	—	—	50,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital
Accumulated deficit	(235,939)	(18,828)	(81,142)	99,970	(235,939)
Total stockholders’ deficit	(235,838)	(18,828)	(81,142)	99,970	(235,838)
Total liabilities and stockholders’ deficit	$(15,387)	$(70,277)	$209,513	$99,970	$223,819

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Three Months Ended March 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$73,935	$—	$73,935
Costs and expenses:
Operating expenses, excluding depreciation			34,316		34,316
Marketing, general and administrative expenses			26,557		26,557
Loss on disposal of assets			1,145		1,145
Depreciation and amortization			9,091		9,091
Income from operations	—	—	2,826	—	2,826
Interest expense	2,670	6,262			8,932
Interest income			(60)		(60)
Equity earnings of unconsolidated joint ventures			(66)	—	(66)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(2,670)	(6,262)	2,952	—	(5,980)
Provision for income taxes			773		773
Income (loss) before equity in earnings of consoldiated subsidiary	(2,670)	(6,262)	2,179	—	(6,753)
Equity in earnings of consolidated subsidiary	(4,083)	2,179		1,904	—
Net income (loss)	$(6,753)	$(4,083)	$2,179	$1,904	$(6,753)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Three Months Ended March 31, 2004 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$63,608	$—	$63,608
Costs and expenses:
Operating expenses, excluding depreciation			28,333		28,333
Marketing, general and administrative expenses			22,562		22,562
Loss on disposal of assets			2,507		2,507
Depreciation and amortization			7,369		7,369
Income from operations	—	—	2,837	—	2,837
Interest expense		6,472			6,472
Interest income			(13)		(13)
Equity earnings of unconsolidated joint ventures			(52)	—	(52)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	—	(6,472)	2,902	—	(3,570)
Provision for income taxes			680		680
Income (loss) before equity in earnings of consoldiated subsidiary	—	(6,472)	2,222	—	(4,250)
Equity in earnings of consolidated subsidiary	(4,250)	2,222		2,028	—
Net income (loss)	$(4,250)	$(4,250)	$2,222	$2,028	$(4,250)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(6,753)	$(4,083)	$2,179	$1,904	$(6,753)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			9,091		9,091
Amortization of bond discount		67			67
Amortization of debt issuance costs	102	483			585
Bad debt expense			3,834		3,834
Deferred taxes			315		315
Equity in earnings of unconsolidated joint ventures			(66)		(66)
Loss on disposal of assets			1,145		1,145
Accreted bond interest	2,670				2,670
Equity in earnings of consolidated subsidiary	4,083	(2,179)		(1,904)	—
Changes in operating assets and liabilities:
Patient receivables			(5,296)		(5,296)
Intercompany payable	(102)	5,712		(5,610)	—
Intercompany receivable			(5,610)	5,610	—
Related party and other receivables			81		81
Income tax receivable/payable			(295)		(295)
Prepaid expenses and other current assets			(1,544)		(1,544)
Other assets			432		432
Accounts payable			1,240		1,240
Accrued payroll and related taxes			1,443		1,443
Other accrued expenses			(249)		(249)
Net cash and cash equivalents provided by operating activities	$—	$—	$6,700	$—	$6,700
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(3,928)	$—	$(3,928)
Acquisitions of businesses			(2,500)		(2,500)
Non-acquisition intangibles			(36)		(36)
Proceeds from unconsolidated joint ventures			108		108
Net cash and cash equivalents used in investing activities	$—	$—	$(6,356)	$—	$(6,356)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2005 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided (used) by financing activities
Payments on capital leases			$(284)		$(284)
Intercompany payable		13,650	19,131	(32,781)	—
Intercompany receivable	(131)	(19,000)	(13,650)	32,781	—
Proceeds from senior credit facility		19,000			19,000
Payment of Tranche B term loan		(150)			(150)
Payments on senior credit facility		(13,500)			(13,500)
Net cash and cash equivalents provided (used) by financing activities	$(131)	$—	$5,197	$—	$5,066
Net increase (decrease) in cash and cash equivalents	(131)	—	5,541	—	5,410
Cash and cash equivalents, beginning of period	559		438		997
Cash and cash equivalents, end of period	$428	$—	$5,979	$—	$6,407
Supplemental disclosure of cash flow information
Cash paid for interest			$10,532		$10,532
Cash paid for taxes, net			$753		$753

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2004 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(4,250)	$(4,250)	$2,222	$2,028	$(4,250)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			7,369		7,369
Amortization of bond discount		59			59
Amortization of debt issuance costs		488			488
Bad debt expense			3,958		3,958
Deferred income taxes			(332)		(332)
Equity in earnings of unconsolidated joint ventures			(52)		(52)
Loss on disposal of assets			2,507		2,507
Accreted bond interest					—
Equity in earnings of consolidated subsidiary	4,250	(2,222)		(2,028)	—
Changes in operating assets and liabilities:
Patient receivables			(6,429)		(6,429)
Intercompany payable		5,925		(5,925)	—
Intercompany receivable			(5,925)	5,925	—
Related party and other receivables			(263)		(263)
Income tax receivable/payable			504		504
Prepaid expenses and other current assets			(468)		(468)
Other assets			(1,419)		(1,419)
Accounts payable			1,672		1,672
Accrued payroll and related taxes			(953)		(953)
Other accrued expenses			(1,299)		(1,299)
Net cash and cash equivalents provided by operating activities	$—	$—	$1,092	$—	$1,092
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(6,694)	$—	$(6,694)
Acquisitions of businesses			(885)		(885)
Non-acquisition intangibles			(1)		(1)
Net cash and cash equivalents used in investing activities	$—	$—	$(7,580)	$—	$(7,580)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2004 (Restated) (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by financing activities
Payments on capital leases			$(91)		$(91)
Intercompany payable		14,179	15,000	(29,179)	—
Intercompany receivable		(15,000)	(14,179)	29,179	—
Payment of debt issuance costs		(29)			(29)
Proceeds from senior credit facility		15,000			15,000
Payment of Tranche B term loan		(150)			(150)
Payments on senior credit facility		(14,000)			(14,000)
Net cash and cash equivalents provided by financing activities	$—	$—	$730	$—	$730
Net (decrease) in cash and cash equivalents	—	—	(5,758)	—	(5,758)
Cash and cash equivalents, beginning of period			6,731		6,731
Cash and cash equivalents, end of period	$—	$—	$973	$—	$973
Supplemental disclosure of cash flow information
Cash paid for interest			$10,725		$10,725
Cash paid for taxes			$617		$617

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes, which appear elsewhere in this report. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The actual results we achieve could differ materially from results anticipated in these forward-looking statements as a result of factors set forth under “Forward-Looking Statements” appearing elsewhere in this report.

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers (each a “FIC”). As of March 31, 2005, we operated a network of 92 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill patients and third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the year ended December 31, 2004, 68% of our gross revenue was derived from magnetic resonance imaging (“MRI”) services and 17% of our gross revenue was derived from computed tomography (“CT”) services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitrometry, mammography services and other sources. We believe we are well positioned to capitalize on continuing growth in the diagnostic imaging industry. Growth in diagnostic imaging is driven by the aging population and expanding applications for MRI and CT.

As described in the Explanatory Note prior to Item 1, “Financial Statements,” we were unable to timely file this report without unreasonable effort or expense due to the inability of management to complete the preparation of the required financial statements for the three months ended March 31, 2005. At the time, the Audit Committee of our board of directors was engaged in a review of the valuation of the net patient receivables as presented in our historical financial statements. The results of that review indicated that the allowance for contractual adjustments and doubtful accounts for patient receivables had been understated. In addition, we determined that other adjustments were necessary to properly reflect the valuation of property and equipment, to correct the accounting for accounts payable and certain accrued liabilities and to correct the accounting for leases. The impact of the foregoing adjustments is discussed in our 2004 Annual Report and in Note 2, “Prior Period Restatement” to our consolidated financial statements appearing elsewhere in this report.

We classify our centers into three categories, single modality, dual-modality and multi-modality centers. As of March 31, 2005, we operated: (i) 40 multi-modality centers; (ii) 25 dual-modality centers, the majority of which offered MRI and CT; and (iii) 27 single modality centers, the majority of which are MRI only. During the three months ended March 31, 2005, we added two centers, one of which was a de novo development and one of which was acquired, and closed four centers. As of March 31, 2005, we owned or leased 19 mobile MRI machines that we used to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At March 31, 2005, we operated 363 diagnostic imaging systems, 352 of which we owned and 11 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment at March 31, 2005:

	March 31, 2005
	Owned	Leased	Total
MRI	104	6	110
CT	68	2	70
Other	180	3	183
Total	352	11	363

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and an estimate of what we will ultimately collect from third party payors and patients. For the three months ended March 31, 2005, approximately 51.6% of our gross patient revenues came from managed care and commercial payors, 37.8% from government payors and 10.6% from other sources, including gross revenue from patients who were not insured. We have over 360 different contracts with commercial payors, and no single commercial payor accounted for more than 5.0% of our gross revenue for the three months ended March 31, 2005. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

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

To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on current Medicare reimbursement levels, any changes in Medicare reimbursement rates will result in a corresponding change in reimbursement from our commercial payors. On November 2, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released its Final Rule effecting numerous proposed payment and policy changes for items and services covered by Part B (including diagnostic imaging services we provide) for calendar year 2006. Some of the changes could have a significant impact on our business. For example, the Final Rule decreases reimbursement for physicians’ services (under which Independent Diagnostic Testing Facilities (“IDTFs”) are reimbursed) by 4.4%. It also modifies payment policies to constrain growth in diagnostic imaging. The Final Rule enacted a provision that reduces payment for the technical component of certain diagnostic imaging procedures that are furnished in a single session and occur on contiguous body parts.

The principal components of our operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs, excluding depreciation and amortization, as a percentage of net revenue, have increased from 44.5% for the three months ended March 31, 2004 to 46.4% for the three months ended March 31, 2005.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (1) operations overhead, (2) corporate overhead and (3) bad debt expense. Operations overhead includes wages and benefits for regional and center personnel, excluding radiologists, technicians and transcriptionists and it is proportionately related to growth in revenue. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for the three months ended March 31, 2005 and 2004 (in thousands of dollars). MG&A costs, as a percentage of net revenue, have increased from 35.5% for the three months ended March 31, 2004 to 35.9% for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2005	% Net Revenue	2004	% Net Revenue
			(Restated)
Operations overhead	$15,454	20.9%	$11,660	18.3%
Corporate overhead	7,268	9.8%	6,943	10.9%
Bad debt expense	3,835	5.2%	3,959	6.3%
Total	$26,557	35.9%	$22,562	35.5%

The concentration of gross revenue and gross patient receivables, by payor class, as a percentage of total gross revenue and total gross patient receivables, as of and for the three months ended March 31, 2005, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	51.6%	49.7%	49.9
Medicare	22.4%	19.5%	45.6
Medicaid	6.1%	5.5%	48.4
Other third party payors	10.7%	13.8%	67.1
Other governmental and workers’ compensation payors	9.2%	11.6%	63.9
Total	100.0%	100.0%	52.0

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

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenues, for the periods indicated:

	Three Months Ended March 31,
	2005		2004		Change
			(Restated)
	(in thousands of dollars)
Net revenues from services	$73,935	100.0%	$63,608	100.0%	$10,327
Operating expenses	34,316	46.4%	28,333	44.5%	5,983
MG&A expenses	26,557	35.9%	22,562	35.5%	3,995
Loss on disposal of assets	1,145	1.5%	2,507	3.9%	(1,362)
Depreciation and amortization	9,091	12.3%	7,369	11.6%	1,722
Income from operations	2,826	3.8%	2,837	4.5%	(11)
Interest expense, net	8,872	12.0%	6,459	10.2%	2,413
Equity in earnings of unconsolidated joint ventures	(66)	(0.1)%	(52)	(0.1)%	(14)
Provision for income taxes	773	1.0%	680	1.1%	93
Net loss	$(6,753)	(9.1)%	$(4,250)	(6.7)%	$(2,503)

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net revenue was $73.9 million for the three months ended March 31, 2005, representing an increase of $10.3 million, or 16.2%, from net revenue of $63.6 million for the three months ended March 31, 2004.  We experienced same center net revenue growth of $4.5 million, or 7.1%, in the three months ended March 31, 2005 compared to the same period in 2004.  Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end.  Our new centers added $6.1 million, or 9.6%, of net revenue growth in the three months ended March 31, 2005 compared to the same period in 2004.  New centers are defined as centers opened since the beginning of the prior year.  We also closed four centers during the three months ended March 31, 2005, which reduced net revenue by $0.8 million.

The increase in net revenue from same centers, $4.5 million for the three months ended March 31, 2005, resulted from changes in scan volume, scan mix by modality and pricing, which includes changes in payor mix and contractual rates.  During the three months ended March 31, 2005, volume at our same centers increased resulting in higher net revenue of $6.2 million.  This increase was partially offset by the impact of changes in scan mix by modality, which reduced net revenue by $0.5 million, and pricing changes, which reduced net revenue by $1.2 million.

Operating expenses were $34.3 million for the three months ended March 31, 2005, representing an increase of $6.0 million, or 21.1%, as compared to $28.3 million for the three months ended March 31, 2004. Operating expenses, as a percentage of net revenue, increased to 46.4% in the three months ended March 31, 2005, as compared to 44.5% in the three months ended March 31, 2004. The increase in operating expenses, as a percentage of net revenue, was primarily the result of higher radiologist, technician, equipment rental and real estate rental costs. The increase in radiologist and technician costs was the result of higher demand for these services in our markets. Equipment rental costs increased as a result of the temporary use of a mobile MRI unit, under a short-term lease, during the period a fixed MRI unit was being replaced. Real estate rental costs were higher due to the accrual of future obligations associated with closed locations.

MG&A expenses were $26.6 million for the three months ended March 31, 2005, representing an increase of $4.0 million, or 17.7%, as compared to MG&A expenses of $22.6 million for the three months ended March 31, 2004. MG&A expenses as a percentage of net revenue were 35.9% in the three months ended March 31, 2005, as compared to 35.5% in the three months ended March 31, 2004. The increase in MG&A expenses, as a percentage of net revenue, was largely the result of higher professional fees offset by lower bad debt and marketing expenses. MG&A expenses for the three months ended March 31, 2005 included expenses of $2.3 million associated with the audit committee review, the restatement and other related expenses.

We account for closed center liabilities related to exit and disposal activities in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, we recorded a liability of $0.3 million in the three months ended March 31, 2005 for obligations associated with the closing of four centers compared to $0.2 million in the three months ended March 31, 2004. These costs are reflected in the consolidated statement of operations as MG&A expenses. Additionally, as discussed below, we incurred a loss on disposal of assets related to these closures of $1.1 million. The four centers closed during the period had combined operating losses of $1.6 million on net revenue of $2.6 million for the year ended December 31, 2004.

In the three months ended March 31, 2004, we recorded losses on the disposal of assets of $2.5 million, which included an impairment charge in the amount of approximately $1.9 million related to certain computer software, compared to losses on the disposal of assets of $1.1 million in the three months ended March 31, 2005. The computer software consisted of a proprietary radiology information system combined with a stand alone accounts receivable module. The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to our determination to discontinue its implementation. In 2004, replacement software that satisfied our growth needs was identified and implemented. As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use. The charge related to this software is reflected in the MG&A expense and the portion subject to accelerated amortization was fully amortized in June 2005. The losses on the disposal of assets of $1.1 million in the three months ended March 31, 2005 were incurred in connection with the closing of four centers discussed above.

Depreciation and amortization was $9.1 million, or 12.3% of net revenue, for the three months ended March 31, 2005, as compared to $7.4 million, or 11.6% of net revenue, for the three months ended March 31, 2004. The $1.7 million increase in depreciation expense resulted from increased capital expenditures made in 2004.

Interest expense, net was $8.9 million for the three months ended March 31, 2005, representing an increase of $2.4 million, or 36.9%, from $6.5 million for the three months ended March 31, 2004. The increase in interest expense, net was a result of a higher level of total outstanding debt and an increase in our weighted average interest rate. Total outstanding debt was approximately $109.1 million higher at March 31, 2005 compared to March 31, 2004, which resulted in increased interest expense of approximately $2.8 million.

The increase in total outstanding debt was principally the result of the issuance of $136.0 million aggregate principal amount at maturity of 12¼% senior discount notes due 2012 (“12 1/4% Notes”) in August 2004 and an increase in the outstanding borrowings under our revolving credit facility which, at March 31, 2005, amounted to $91.1 million and $19.0 million, respectively. The increase in the weighted average interest rate, from 9.87 % in the three months ended March 31, 2004 to 10.62 % in the three months ended March 31, 2005, resulted in approximately $0.5 million of additional interest expense. These increases were partially offset by a gain on the termination of an interest rate swap agreement of approximately $1.6 million.

Income taxes were $0.8 million for the three months ended March 31, 2005 and $0.7 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

The principal uses of our liquidity are to finance our capital expenditures and make acquisitions, as well as to fund our operations. We operate in a capital-intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, including the initial start-up and development expenses of our de novo centers and the acquisition of additional centers.

Our primary sources of liquidity to fund our operations and capital expenditures and satisfy our debt service obligations are cash flow from operating activities and borrowings under our revolving credit facility.

Cash Flows

Net cash provided by operating activities was $6.7 million for the three months ended March 31, 2005, representing an increase of $5.6 million from $1.1 million for the three months ended March 31, 2004. This difference resulted from higher non-cash expenses combined with increased cash from working capital, partially offset by a higher net loss. The increased non-cash expenses principally related to depreciation expense and accretion of the discount on notes payable, partially offset by a decline in the loss on disposal of assets. The impact of these non-cash expenses was approximately $3.3 million higher in the three months ended March 31, 2005 than in the three months ended March 31, 2004. Overall, the change in working capital assets and liabilities provided approximately $4.3 million more cash in 2005 compared to 2004. The working capital changes were principally in patient receivables, related party and other receivables, other assets and accrued expenses, partially offset by changes in income taxes receivable/payable and accounts payable.

Net cash used in investing activities was $6.4 million for the three months ended March 31, 2005, representing a decrease of $1.2 million, or 15.8%, from $7.6 million for the three months ended March 31, 2004. The decrease was the result of lower capital expenditures for property and equipment partially offset by higher expenditures on business acquisitions in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. We spent approximately $2.8 million less on property and equipment in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Additionally, we spent approximately $1.6 million more on acquisitions of businesses in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2005, representing an increase of $4.3 million from $0.8 million for the three months ended March 31, 2004. The proceeds from financing were used for purchases of property and equipment and acquisitions of businesses during the three months ended March 31, 2005.

Financial Condition

At March 31, 2005, we had $358.3 million of indebtedness outstanding, as compared to $352.0 million at December 31, 2004. In addition, at March 31, 2005, we had a stockholders’ deficit of $235.4 million, as compared to our stockholders’ deficit of $229.2 million at December 31, 2004. Our indebtedness primarily consisted of $176.8 million of our 11 7/8% Notes, $91.1 million of accreted value of our 12 1/4% Notes, $58.9 million under our Tranche B term facility and $28.0 million under our revolving credit facility. Further, at March 31, 2005, borrowings under our revolving credit facility were limited to a total of

$33.8 million pursuant to certain temporary waivers in force at the time. As such, we would have been able to borrow an additional $5.0 million (after giving effect to $0.8 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions at March 31, 2005.

Senior Credit Facility

Our senior credit facility provides for a revolving credit facility not to exceed $80.0 million and a Tranche B term facility of $60.0 million. The senior credit facility, as amended, is guaranteed by MQA and each of MedQuest’s existing and future subsidiaries. MedQuest’s obligations under the senior credit facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

Subject to adjustments pursuant to the fourth waiver and third amendment (“Third Amendment”) to the senior credit facility, borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. Borrowings at March 31, 2005 were based upon the Eurodollar rate (3.1% at March 31, 2005) and amounted to $28.0 million. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Third Amendment, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (3.1% at March 31, 2005) and amounted to $58.9 million at March 31, 2005.

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

Effective on September 7, 2005, we entered into the Third Amendment. The Third Amendment waived specified existing defaults and events of default under the senior credit facility, which we believe constituted all of the then existing defaults and events of default under the senior credit facility. The waiver will terminate, however, if, among other things, we have not delivered to the administrative agent and the lenders under the senior credit facility by December 31, 2005, our 2004 audited financial statements, our quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2005 and the certificates and other information required to be delivered therewith.

The Third Amendment also imposes upon us certain increased pricing and additional information requirements, including the requirement that we pay an additional 0.75% per annum in interest prior to September 30, 2005 and an additional 1.00% per annum in interest on and after September 30, 2005 until the financial statements, certificates and other information discussed above are delivered and the corresponding SEC reports have been filed. In addition, the Third Amendment makes certain changes to the senior credit facility, including modifying the levels of the financial covenants in the senior credit facility, and certain of the definitions used in calculating those covenants, as well as adding a requirement that our total leverage ratio and senior leverage ratio be below certain levels for us to be permitted to incur incremental term loan borrowings or to apply certain prepayments, including asset sale proceeds and excess cash flow amounts, to revolving loans rather than term loans, under the senior credit facility, and imposing additional information covenants.

On July 29, 2005, we commenced consent solicitations to seek certain amendments and waivers with respect to (i) the outstanding 12¼% Notes and the related indenture dated as of August 24, 2004, and (ii) the outstanding 11 7/8% Notes and the related indenture dated as of August 15, 2002. We sought consents to the amendments and waivers from the holders of at least a majority in principal amount at maturity of the 12 1/4% Notes and at least a majority in principal amount of the 11 7/8% Notes (the “Requisite Consents”). We also sought certain releases from holders of the 12 1/4% Notes and/or 11 7/8% Notes.

On August 15, 2005, after having received the Requisite Consents, MQ Associates and Wachovia Bank, National Association (“Wachovia”), as trustee, executed and delivered the First Supplemental Indenture to the indenture governing the 12¼% Notes and MedQuest, MQ Associates, the subsidiary guarantors named therein and Wachovia, as trustee, executed and delivered the Seventh Supplemental Indenture to the indenture governing the 11 7/8% Notes. The supplemental indentures became effective on September 7, 2005, when we accepted for payment the consents pursuant to the terms and conditions of the consent solicitations, one of which was receipt of $20 million from certain of our existing stockholders in exchange for 20,000,000 shares of our Series A Redeemable Preferred Stock and a warrant for 3,000,000 shares of our common stock.

The supplemental indentures (i) suspend until December 31, 2005 our obligation to comply with the covenant in each of the indentures requiring timely filing of periodic reports with the SEC, (ii) waive all defaults in connection with our failure to comply with the financial reporting and related delivery covenants, (iii) provide that we will file with the SEC a Current Report on Form 8-K on a monthly basis containing selected financial and operational information until the earlier of (a) the date that we have filed with the SEC the 2004 Annual Report and all other past due periodic reports required to be filed and (b) December 31, 2005, and (iv) amend the restricted payment covenant to provide that, at any time after June 30, 2006, we may pay a cash dividend or distribution to, or purchase, acquire or redeem capital stock in an amount up to $10.0 million if we meet a specified leverage ratio set forth in the supplemental indentures.

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

In connection with the consent solicitation, on September 7, 2005 we paid an aggregate consent fee of approximately $0.2 million to holders of the 12 1/4% Notes and approximately $0.4 million to holders of the 11 7/8% Notes. In addition, we made $0.7 million of additional interest payments on October 15, 2005 to each record holder of 12 1/4% Notes and 11 7/8% Notes as of the close of business on October 1, 2005 and will make additional interest payments on January 15, 2006 to each holder of record as of January 1, 2006 and quarterly thereafter, if applicable, in the amount of 1.00% per annum on the accreted value of the 12¼% Notes and 1.00% per annum on the principal amount of the 11 7/8% Notes accruing from July 1, 2005 to (but not including) the earlier of (i) the date that we have filed with the SEC the 2004 Annual Report and all other past due periodic reports required to be filed, or (ii) in the event we have not met the conditions in clause (i) above by December 31, 2005, the date that we receive a notice of default with respect thereto under the indenture governing either the 12 1/4% Notes or the 11 7/8% Notes.

12 1/4% Notes and 11 7/8% Notes

In August 2004, MQA issued the 12 1/4% Notes and received gross proceeds of $84.8 million, which represented a discount to the aggregate principal amount at maturity. The 12 1/4% Notes are non-collateralized obligations of MQA. Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues and is payable semi-annually subsequent to August 15, 2008, commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2009, or at MQA’s option, on August 15, 2008. In October 2004, MQA registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity senior discount notes for the registered senior discount notes.

In August 2002, MedQuest issued the 11 7/8% Notes, net of a discount of $3.8 million, to fund in part our recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount senior subordinated notes for the registered senior subordinated notes. The 11 7/8% Notes are senior subordinated noncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest’s subsidiaries.

The senior credit facility and the indentures governing the 11 7/8% Notes and the 12 1/4% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to maintain certain financial ratios.

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQA common stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQA common stock. We have not accreted the fair value of the additional shares of MQA common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of March 31, 2005.

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

Our ability to (1) fund our working capital needs, planned capital expenditures and scheduled debt payments, (2) implement our expansion plans, (3) refinance our indebtedness and (4) comply with our financial covenants under the senior credit facility, depends on our future operating performance and cash flows from operations, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Capital expenditures

We incur capital expenditures for the purposes of:

•       purchasing new equipment and incurring leasehold improvements for de novo centers;

•       acquiring the assets of existing centers;

•       maintaining existing equipment or upgrading it to increase volume and/or quality;

•       replacing underperforming equipment; and

•       upgrading information technology systems.

Capital expenditures, in the aggregate, amounted to $4.2 million for the three months ended March 31, 2005, as compared to $7.0 million for the three months ended March 31, 2004. Capital expenditures (excluding acquisitions) totaled $3.9 million in the three months ended March 31, 2005, compared to $6.7 million in the three months ended March 31, 2004. Capital expenditures related to acquisitions of businesses amounted to $0.3 million in the three months ended March 31, 2005.

The following table sets forth capital expenditures, in detail, for the three month periods ended March 31, 2005 and 2004 (in millions of dollars):

	Three Months Ended March 31,
	2005	2004
		(Restated)
Maintenance and growth	$1.9	$4.9
New centers (de novo)	1.4	0.9
Business acquisitions	0.3	0.3
Information technology	0.6	0.9
Total	$4.2	$7.0

We believe that expenditures for capital equipment and acquisitions of businesses will range between $18.0 million and $22.0 million for the year ending December 31, 2005. This revised estimate reflects approximately $6.0 million of capital expenditures previously expected to occur in the fourth quarter of 2005 that will be made in the first quarter of 2006. The amount of capital expenditures may vary and is subject to change.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Critical accounting policies and estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described in our 2004 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, a summary of our significant accounting policies can be found in Note 3 to the consolidated financial statements included in the 2004 Annual Report. During the three months ended March 31, 2005, there were no changes to our critical accounting policies and no adoption of any new significant accounting policies.

Forward-looking statements

This report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. We can give no assurance that such forward-looking statements will prove to be correct. Among the most important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the results of the investigation by the U.S. Attorney’s Office, the inquiry by the SEC or any other future action taken by the SEC or the U.S. Attorney’s Office, general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs and the additional risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and our other periodic reports filed with the SEC.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this filing and are expressly qualified in their entirety by the cautionary statements included in this filing. We undertake no obligations to publicly update or revise forward-looking statements that may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and, as of March 31,

2005, related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Maturity dates

Long-term debt	2005	2006	2007	2008	2009	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$316.0	$316.0	$319.6
Average interest rate						12.04%	12.04%	11.64%
Variable rate	$0.5	$0.6	$28.6	$28.8	$28.5	$—	$87.0	$87.0
Average interest rate	6.85%	6.85%	6.36%	6.85%	6.85%		6.36%	6.36%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the 11 7/8% Notes. The agreement required us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument had been accounted for as a fair value hedge of the fair market value of the 11 7/8% Notes and was 100% effective for the year ended December 31, 2004. As a result, the change in fair market value related to this derivative instrument was entirely offset by the change in fair market value of the 11 7/8% Notes. The fair market value of this derivative instrument was approximately $1.5 million at December 31, 2004 and has been presented as a component of Other Assets in the consolidated balance sheet at December 31, 2004.

On February 9, 2005, we terminated this interest rate swap agreement and the associated rights and obligations under that derivative. The derivative was designated as a hedge of the fixed rate interest due under the 11 7/8% Notes. As a result of the termination of the derivative, we were required to estimate the fair value of the 11 7/8% Notes. On the termination date, the fair value of the 11 7/8% Notes was $14.1 million above the carrying value compared to $9.9 million for the unhedged portion at December 31, 2004. We received approximately $1.6 million as a termination fee on February 11, 2005.

Item 4.                        Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2005. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of March 31, 2005 because of the material weaknesses discussed in our 2004 Annual Report under the caption “Item 9A. Controls and Procedures.” Our management has continued its work to enhance the design and effectiveness of our disclosure controls and procedures.

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

Internal Controls Over Financial Reporting

In connection with the assessment of our internal control over financial reporting included in our 2004 Annual Report, we determined that material weaknesses existed in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we did not maintain effective disclosure and internal controls over the following:

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

These control deficiencies resulted in the restatement of our consolidated financial statements for the years ended December 31, 2003 and 2002 and the quarters ended March 31, June 30 and September 30, 2004 and 2003, and the restatement of certain financial data for the years ended December 31, 2001 and 2000. Accordingly, our management has determined that each of these control deficiencies constituted a material weakness.

Remediation Plan

During the three months ended March 31, 2005, we undertook remedial steps to eliminate these  material weaknesses, including;

•  enhancing communication between internal audit, financial management and the audit committee, and between operational departments and the finance and accounting department;

•  enhancing the design of procedures utilizing the new billing and finance software system to provide substantiation of the accounts receivable reserve through subsequent matching of cash collections to specific billed charges by month of service and allow for substantive analytical review procedures to validate net revenue and net patient receivables;

•  enhancing policies and procedures to establish, maintain and periodically assess the adequacy of the patient receivable reserve for contractual adjustments and bad debt;

•  the strengthening of our executive management and the addition of new personnel in the finance and accounting department; and

•  enhancing policies and procedures on accounting treatment for accrued liabilities, leases, deferred rent and the disposition of fixed assets.

Beyond instituting these measures, we have committed to continuing the process of identifying, evaluating and implementing corrective actions, where required, to improve the overall effectiveness of our disclosure controls and procedures. This has included instituting improved processes and procedures related to critical functions, such as improving the quality and oversight of the accounting staff, enhancing center level controls, developing metrics to monitor and identify accounting and operational issues, and routinely reviewing the aforementioned items with appropriate members of management at all levels.

As of March 31, 2005, these remediation efforts were continuing.

Except for the remediation disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

We are engaged from time to time in the defense of lawsuits and administrative proceedings arising in the ordinary course and conduct of our business and have insurance policies covering potential insurable losses where this coverage is cost-effective.

The staff of the SEC has commenced a formal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file our 2004 Annual Report, this report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. We are continuing to cooperate with the SEC.

On June 2, 2005, we were informed that the U.S. Attorney’s Office in Atlanta, Georgia has opened an investigation relating to the resignation of our former executive officers and our announcements that we expected to restate certain of our financial statements for prior periods. We are continuing to cooperate with the U.S. Attorney’s Office.

Item 6.                        Exhibits

Number	Description of Exhibits
31.1	Certification of C. Christian Winkle pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John G. Haggerty pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of C. Christian Winkle pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John G. Haggerty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MQ ASSOCIATES, INC.
Date: November 14, 2005	By:	/s/ JOHN G. HAGGERTY
John G. Haggerty
Interim Chief Financial Officer
(Principal Financial and Accounting
(Officer)