Form 10-Q
period 2005-06-30
MQ ASSOCIATES INC
filed 2005-11-14
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

MQ ASSOCIATES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	4 - 5
	Consolidated Statements of Operations (unaudited) for each of the three and six months ended June 30, 2005 and June 30, 2004 (restated)	6
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and June 30, 2004 (restated)	7
	Notes to Consolidated Financial Statements	8 - 23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 - 35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35 - 36
Item 4.	Controls and Procedures	36 - 37
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 4	Submission of Matters to a Vote of Security Holders	38
Item 6.	Exhibits	38
	Signatures	39

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

Since we  revised the financial statements for the quarter ended June 30, 2004 in our 2004 Annual Report and this report includes such restated quarterly financial information, we are not amending our previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and this report supersedes such previously filed quarterly report. Thus, you should no longer rely on the consolidated financial statements and financial information for the quarter ended June 30, 2004 included in that previously filed quarterly report.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,536	$997
Patient receivables, net of allowances	35,518	36,023
Related party receivables	177	1,476
Other receivables	2,107	2,294
Prepaid expenses and other	3,445	2,000
Deferred income taxes	4,886	2,227
Total current assets	51,669	45,017
Property and equipment, net	93,679	106,193
Goodwill	35,346	35,264
Certificates of need	15,612	13,599
Other intangible assets, net	571	468
Debt issuance costs, net	13,293	14,463
Other	3,356	5,482
Total assets	$213,526	$220,486

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets—Continued
(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,448	$14,933
Accrued payroll and related taxes	5,396	4,940
Accrued interest	8,229	7,897
Accrued radiologist fees	4,512	3,767
Other accrued expenses	13,014	7,039
Income taxes payable	849	927
Current portion of long-term debt	600	600
Current portion of obligations under capital leases	1,145	1,161
Total current liabilities	43,193	41,264
Long-term debt	349,430	347,620
Obligations under capital leases	2,084	2,649
Deferred income taxes	8,855	5,565
Other long-term liabilities	2,572	2,473
Total liabilities	406,134	399,571
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000	35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	50,000	50,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital
Accumulated deficit	(242,709)	(229,186)
Total stockholders’ deficit	(242,608)	(229,085)
Total liabilities and stockholders’ deficit	$213,526	$220,486

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net revenues from services	$74,520	$67,661	$148,455	$131,269
Costs and expenses:
Operating expenses, excluding depreciation	34,640	30,522	68,956	58,855
Marketing, general and administrative expenses	26,539	26,736	53,096	49,298
Loss on disposal of assets	98	88	1,243	2,595
Depreciation and amortization	9,049	7,566	18,140	14,935
Income from operations	4,194	2,749	7,020	5,586
Interest expense	10,301	6,443	19,233	12,915
Interest income	(54)		(114)	(13)
Equity in earnings of unconsolidated joint ventures	(58)	(35)	(124)	(87)
Loss before income taxes	(5,995)	(3,659)	(11,975)	(7,229)
Provision for income taxes	775	680	1,548	1,360
Net loss	$(6,770)	$(4,339)	$(13,523)	$(8,589)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands, except share data)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Cash flows from operating activities
Net loss	$(13,523)	$(8,589)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	18,140	14,933
Amortization of bond discount	135	120
Amortization of debt issuance costs	1,171	973
Bad debt expense	7,776	8,203
Deferred income taxes	632	730
Equity in earnings of unconsolidated joint ventures	(124)	(87)
Loss on disposal of assets	1,243	2,595
Accreted bond interest	5,417
Changes in operating assets and liabilities, net of assets acquired:
Patient receivables	(7,271)	(5,324)
Related party and other receivables	1,487	(301)
Income tax receivable/payable	(79)	(120)
Prepaid expenses and other current assets	(1,521)	(41)
Other assets	615	(1,703)
Accounts payable	(5,484)	(2,368)
Accrued payroll and related taxes	456	1,233
Other accrued expenses	7,148	3,593
Net cash and cash equivalents provided by operating activities	16,218	13,847
Cash flows used in investing activities
Purchase of property and equipment	(6,472)	(17,079)
Acquisitions of businesses	(2,500)	(5,485)
Non-acquisition intangibles	(96)	(62)
Proceeds from unconsolidated joint ventures	208
Net cash and cash equivalents used in investing activities	$(8,860)	$(22,626)
Cash flows provided (used) by financing activities
Payments of obligations under capital leases	$(581)	$(342)
Payment of debt issuance costs		108
Proceeds from senior credit facility	22,213	23,500
Payments on senior credit facility	(24,151)	(18,500)
Payments on Tranche B term loan	(300)	(300)
Net cash and cash equivalents provided (used) by financing activities	(2,819)	4,466
Net increase (decrease) in cash and cash equivalents	4,539	(4,313)
Cash and cash equivalents, beginning of period	997	6,731
Cash and cash equivalents, end of period	$5,536	$2,418
Supplemental disclosure of cash flow information
Cash paid for interest	$12,205	$11,756
Cash paid for taxes, net	$983	$863
Supplemental schedule of noncash investing and financing activities
Equipment acquired through capital lease	$—	$1,235

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data)

1.   Business and Basis of Presentation

MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary of MQA, and MedQuest’s subsidiaries (collectively, the “Company”), as of June 30, 2005 operated 93 outpatient diagnostic imaging centers located in 13 states, primarily in the southeastern and southwestern United States. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and extend credit to governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

2.   Prior Period Restatement

The consolidated financial statements for the three months ended June 30, 2004 have been restated to reflect the correction of an error relating to the allowance for the valuation of patient receivables and various other accounting errors. For additional information regarding the restatement, see Note 2, “Prior Period Restatement” to our consolidated financial statements located in the 2004 Annual Report.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Summary of Restatement Items

The following table sets forth the effects of the restatement adjustments on net income in the consolidated statements of operations for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net income, as previously reported	$826	$2,723
Restatement adjustments:
Understatement of the allowances for contractual adjustments and doubtful accounts	(4,517)	(8,732)
Property and equipment	107	(2,028)
Accounts payable and accrued liabilities	(726)	(935)
Accounting for taxes	(130)	455
Accounting for leases	101	(72)
Total restatement adjustments	(5,165)	(11,312)
Net (loss), as adjusted	$(4,339)	$(8,589)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

The following table sets forth the balance sheet items affected by the restatement adjustments.

	As of June 30, 2004
	As Previously Reported	As Restated
Assets
Patient receivables, net of allowances	$67,342	$36,743
Other receivables	1,766	1,949
Prepaid expenses and other	4,006	4,028
Deferred income taxes	594	952
Total current assets	77,425	46,889
Property and equipment, net	87,527	93,667
Intangible assets, net	14,158	13,921
Other	6,788	2,534
Total assets	232,615	204,228
Liabilities
Accounts payable	2,833	8,211
Accrued payroll and related taxes	6,273	7,595
Income taxes payable	262	649
Other accrued expenses	6,003	7,472
Current portion of obligations under capital leases	1,917	1,367
Total current liabilities	29,236	36,742
Obligations under capital leases	2,678	3,122
Deferred income taxes	9,713	3,843
Other long-term liabilities	1,507	2,253
Total liabilities	291,676	295,003
Stockholders’ Deficit
Additional-paid-in-capital	63,389	62,113
Accumulated deficit	(172,551)	(202,990)
Total stockholders’ deficit	(109,061)	(140,776)
Total liabilities and stockholders’ deficit	$232,615	$204,228

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

The following table sets forth the statement of operations items affected by the restatement adjustments, as previously reported and as restated.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues from services	$71,012	$67,661	$138,032	$131,269
Costs and expenses
Operating expenses, excluding depreciation	29,580	30,522	57,635	58,855
Marketing, general and administrative expenses	25,765	26,736	47,478	49,298
Loss on disposal of assets	—	88	—	2,595
Depreciation and amortization	7,921	7,566	15,618	14,935
Income from operations	7,746	2,749	17,301	5,586
Interest expense	6,405	6,443	12,863	12,915
Interest income			(13)	(13)
Equity earnings in unconsolidated joint venture	(35)	(35)	(87)	(87)
Income (loss) before provision for income taxes	1,376	(3,659)	4,538	(7,229)
Provision for income taxes	550	680	1,815	1,360
Net income (loss)	$826	$(4,339)	$2,723	$(8,589)

The following table sets forth the statement of cash flows items affected by the restatement adjustments, as previously reported and as restated.

	Six Months Ended June 30, 2004
	As Previously Reported	As Restated
Net cash and cash equivalents provided by operating activities	$12,830	$13,847
Net cash and cash equivalents used in investing activities	(21,243)	(22,626)
Net cash and cash equivalents provided by financing activities	$4,100	$4,466

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

Property and Equipment Adjustments

The Company determined that it had understated certain property and equipment accounts in the previously issued consolidated financial statements for the three months ended June 30, 2004. Those understatements included certain capitalized assets, primarily property and equipment, that had not been appropriately accrued for or were not properly classified as property and equipment as of June 30, 2004.

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Income Tax Adjustments

The restatement of pre-tax income required appropriate adjustments to the income tax provisions and the calculation of deferred income taxes based on statutory tax provisions for the three and six months ended June 30, 2004.

3.   Subsequent Events—Material Contingency

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

4.   Consolidating Financial Statements

The following tables present consolidating financial information as required for the three and six months ended June 30, 2005 and 2004 for: (1) MQA (parent); (2) MedQuest (issuer); (3) the guarantors (on a combined basis) of the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 (the “11 7/8% Notes”) (which represent all of MedQuest’s subsidiaries) and (4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates.

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Balance Sheets June 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$429	$—	$5,107	$—	$5,536
Patient receivables, net of allowances			35,518		35,518
Related party receivables			177		177
Other receivables			2,107		2,107
Prepaid expenses and other			3,445		3,445
Deferred income taxes			4,886		4,886
Total current assets	429	—	51,240	—	51,669
Property and equipment, net			93,679		93,679
Goodwill			35,346		35,346
Certificates of need			15,612		15,612
Other intangible assets, net			571		571
Investment in subsidiaries	(22,851)	(77,611)		100,462	—
Debt issuance costs, net	2,911	10,382			13,293
Other			3,356		3,356
Total assets	$(19,511)	$(67,229)	$199,804	$100,462	$213,526
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$9,448	$—	$9,448
Accrued payroll and related taxes			5,396		5,396
Accrued interest		8,229			8,229
Accrued radiologist fees			4,512		4,512
Other accrued expenses			13,014		13,014
Income taxes payable			849		849
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,145		1,145
Total current liabilities	—	8,829	34,364	—	43,193
Intercompany payable	79,274	(308,814)	229,540		—
Long-term debt	93,823	255,607			349,430
Obligations under capital leases			2,084		2,084
Deferred income taxes			8,855		8,855
Other long-term liabilities			2,572		2,572
Total liabilities	173,097	(44,378)	277,415	—	406,134
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000				35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000	—	—	—	50,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital
Accumulated deficit	(242,709)	(22,851)	(77,611)	100,462	(242,709)
Total stockholders’ deficit	(242,608)	(22,851)	(77,611)	100,462	(242,608)
Total liabilities and stockholders’ deficit	$(19,511)	$(67,229)	$199,804	$100,462	$213,526

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Three Months Ended June 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$74,520	$—	$74,520
Costs and expenses:
Operating expenses, excluding depreciation			34,640		34,640
Marketing, general and administrative expenses			26,539		26,539
Loss on disposal of assets			98		98
Depreciation and amortization			9,049		9,049
Income from operations	—	—	4,194	—	4,194
Interest expense	2,747	7,554			10,301
Interest income			(54)		(54)
Equity earnings of unconsolidated joint ventures			(58)	—	(58)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(2,747)	(7,554)	4,306	—	(5,995)
Provision for income taxes			775		775
Income (loss) before equity in earnings of consoldiated subsidiary	(2,747)	(7,554)	3,531	—	(6,770)
Equity in earnings of consolidated subsidiary	(4,023)	3,531		492	—
Net income (loss)	$(6,770)	$(4,023)	$3,531	$492	$(6,770)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Three Months Ended June 30, 2004 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$67,661	$—	$67,661
Costs and expenses:
Operating expenses, excluding depreciation			30,522		30,522
Marketing, general and administrative expenses			26,736		26,736
Loss on disposal of assets			88		88
Depreciation and amortization			7,566		7,566
Income from operations	—	—	2,749	—	2,749
Interest expense		6,443			6,443
Interest income					—
Equity earnings of unconsolidated joint ventures			(35)	—	(35)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	—	(6,443)	2,784	—	(3,659)
Provision for income taxes			680		680
Income (loss) before equity in earnings of consoldiated subsidiary	—	(6,443)	2,104	—	(4,339)
Equity in earnings of consolidated subsidiary	(4,339)	2,104		2,235	—
Net income (loss)	$(4,339)	$(4,339)	$2,104	$2,235	$(4,339)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Six Months Ended June 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$148,455	$—	$148,455
Costs and expenses:
Operating expenses, excluding depreciation			68,956		68,956
Marketing, general and administrative expenses			53,096		53,096
Loss on disposal of assets			1,243		1,243
Depreciation and amortization			18,140		18,140
Income from operations	—	—	7,020	—	7,020
Interest expense	5,417	13,816			19,233
Interest income			(114)		(114)
Equity earnings of unconsolidated joint ventures			(124)	—	(124)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(5,417)	(13,816)	7,258	—	(11,975)
Provision for income taxes			1,548		1,548
Income (loss) before equity in earnings of consoldiated subsidiary	(5,417)	(13,816)	5,710	—	(13,523)
Equity in earnings of consolidated subsidiary	(8,106)	5,710		2,396	—
Net income (loss)	$(13,523)	$(8,106)	$5,710	$2,396	$(13,523)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Six Months Ended June 30, 2004 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$131,269	$—	$131,269
Costs and expenses:
Operating expenses, excluding depreciation			58,855		58,855
Marketing, general and administrative expenses			49,298		49,298
Loss on disposal of assets			2,595		2,595
Depreciation and amortization			14,935		14,935
Income from operations	—	—	5,586	—	5,586
Interest expense		12,915			12,915
Interest income			(13)		(13)
Equity earnings of unconsolidated joint ventures			(87)	—	(87)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	—	(12,915)	5,686	—	(7,229)
Provision for income taxes			1,360		1,360
Income (loss) before equity in earnings of consoldiated subsidiary	—	(12,915)	4,326	—	(8,589)
Equity in earnings of consolidated subsidiary	(8,589)	4,326		4,263	—
Net income (loss)	$(8,589)	$(8,589)	$4,326	$4,263	$(8,589)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(13,523)	$(8,106)	$5,710	$2,396	$(13,523)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			18,140		18,140
Amortization of bond discount		135			135
Amortization of debt issuance costs	206	965			1,171
Bad debt expense			7,776		7,776
Deferred income taxes			632		632
Equity in earnings of unconsolidated joint ventures			(124)		(124)
Loss on disposal of assets			1,243		1,243
Accreted bond interest	5,417				5,417
Equity in earnings of consolidated subsidiary	8,106	(5,710)		(2,396)	—
Changes in operating assets and liabilities:
Patient receivables			(7,271)		(7,271)
Intercompany payable	(206)	12,716		(12,510)	—
Intercompany receivable			(12,510)	12,510	—
Related party and other receivables			1,487		1,487
Income tax receivable/payable			(79)		(79)
Prepaid expenses and other current assets			(1,521)		(1,521)
Other assets			615		615
Accounts payable			(5,484)		(5,484)
Accrued payroll and related taxes			456		456
Other accrued expenses			7,148		7,148
Net cash and cash equivalents provided by operating activities	$—	$—	$16,218	$—	$16,218
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(6,472)	$—	$(6,472)
Acquisitions of businesses			(2,500)		(2,500)
Non-acquisition intangibles			(96)		(96)
Proceeds from unconsolidated joint ventures			208		208
Net cash and cash equivalents used in investing activities	$—	$—	$(8,860)	$—	$(8,860)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2005 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used by financing activities
Payments on capital leases			$(581)		$(581)
Intercompany payable		24,451	22,343	(46,794)	—
Intercompany receivable	(130)	(22,213)	(24,451)	46,794	—
Proceeds from senior credit facility		22,213			22,213
Payment of Tranche B term loan		(300)			(300)
Payments on senior credit facility		(24,151)			(24,151)
Net cash and cash equivalents used by financing activities	$(130)	$—	$(2,689)	$—	$(2,819)
Net increase (decrease) in cash and cash equivalents	(130)	—	4,669	—	4,539
Cash and cash equivalents, beginning of period	559		438		997
Cash and cash equivalents, end of period	$429	$—	$5,107	$—	$5,536
Supplemental disclosure of cash flow information
Cash paid for interest			$12,205		$12,205
Cash paid for taxes			$983		$983

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2004 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(8,589)	$(8,589)	$4,326	$4,263	$(8,589)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			14,933		14,933
Amortization of bond discount		120			120
Amortization of debt issuance costs		973			973
Bad debt expense			8,203		8,203
Deferred income taxes			730		730
Equity in earnings of unconsolidated joint ventures			(87)		(87)
Loss on disposal of assets			2,595		2,595
Accreted bond interest	8,589	(4,326)		(4,263)	—
Equity in earnings of consolidated subsidiary					—
Changes in operating assets and liabilities:
Patient receivables			(5,324)		(5,324)
Intercompany payable		11,822	—	(11,822)	—
Intercompany receivable			(11,822)	11,822	—
Related party and other receivables			(301)		(301)
Income tax receivable/payable			(120)		(120)
Prepaid expenses and other current assets			(41)		(41)
Other assets			(1,703)		(1,703)
Accounts payable			(2,368)		(2,368)
Accrued payroll and related taxes			1,233		1,233
Other accrued expenses			3,593		3,593
Net cash and cash equivalents provided by operating activities	$—	$—	$13,847	$—	$13,847
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(17,079)	$—	$(17,079)
Acquisitions of businesses			(5,485)		(5,485)
Non-acquisition intangibles			(62)		(62)
Net cash and cash equivalents used in investing activities	$—	$—	$(22,626)	$—	$(22,626)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2004 (Restated) (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by financing activities
Payments on capital leases			$(342)		$(342)
Intercompany payable		18,692	23,500	(42,192)	—
Intercompany receivable		(23,500)	(18,692)	42,192	—
Payment of debt issuance costs		108			108
Proceeds from senior credit facility		23,500			23,500
Payment of Tranche B term loan		(300)			(300)
Payments on senior credit facility		(18,500)			(18,500)
Net cash and cash equivalents provided by financing activities	$—	$—	$4,466	$—	$4,466
Net increase (decrease) in cash and cash equivalents	—	—	(4,313)	—	(4,313)
Cash and cash equivalents, beginning of period			6,731		6,731
Cash and cash equivalents, end of period	$—	$—	$2,418	$—	$2,418
Supplemental disclosure of cash flow information
Cash paid for interest			$11,756		$11,756
Cash paid for taxes			$863		$863
Supplemental schedule of noncash investing and financing activities
Equipment acquired through capital lease	$—	$—	$1,235	$—	$1,235

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

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers (each a “FIC”). As of June 30, 2005, we operated a network of 93 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill patients and third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the year ended December 31, 2004, 68% of our gross revenue was derived from magnetic resonance imaging (“MRI”) services and 17% of our gross revenue was derived from computed tomography (“CT”) services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitrometry, mammography services and other sources. We believe we are well positioned to capitalize on continuing growth in the diagnostic imaging industry. Growth in diagnostic imaging is driven by the aging population and expanding applications for MRI and CT.

As described in the Explanatory Note prior to Item 1, “Financial Statements,” we were unable to timely file this report without unreasonable effort or expense due to the inability of management to complete the preparation of the required financial statements for the three and six months ended June 30, 2005. At the time, the Audit Committee of our board of directors was engaged in a review of the valuation of the net patient receivables as presented in our historical financial statements. The results of that review indicated that the allowance for contractual adjustments and doubtful accounts for patient receivables had been understated. In addition, we determined that other adjustments were necessary to properly reflect the valuation of property and equipment, to correct the accounting for accounts payable and certain accrued liabilities and to correct the accounting for leases. The impact of the foregoing adjustments is discussed in our 2004 Annual Report  and in Note 2, “Prior Period Restatement” to our consolidated financial statements appearing elsewhere in this report.

We classify our centers into three categories, single modality, dual-modality and multi-modality centers. As of June 30, 2005, we operated: (i) 41 multi-modality centers; (ii) 25 dual-modality centers, the  majority of which offered MRI and CT; and (iii) 27 single modality centers, the majority of which are MRI only. During the three months ended June 30, 2005, we added two centers, both of which were de novo developments, and closed one center. As of June 30, 2005, we owned or leased 19 mobile MRI machines that we use to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At June 30, 2005, we operated 361 diagnostic imaging systems, 350 of which we owned and 11 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment at June 30, 2005:

	June 30, 2005
	Owned	Leased	Total
MRI	105	6	111
CT	66	2	68
Other	179	3	182
Total	350	11	361

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and an estimate of what we will ultimately collect from third party payors and patients. For the six months ended June 30, 2005, approximately 51.3% of our gross patient revenues came from managed care and commercial payors, 39.1% from government payors and 9.6% from other sources, including gross revenue from patients who were not insured. We have over 360 different contracts with commercial payors, and no single commercial payor accounted for more than 5.0% of our gross revenue for the three and six months ended June 30, 2005. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

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

The principal components of our operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs, excluding depreciation and amortization, as a percentage of net revenue, have increased from 45.1% and 44.8% for the three and six months ended June 30, 2004, respectively, to 46.5% and 46.4% for the three and six months ended June 30, 2005, respectively.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (1) operations overhead, (2) corporate overhead and (3) bad debt expense. Operations overhead includes wages and benefits for regional and center personnel, excluding radiologists, technicians and transcriptionists and it is proportionately related to growth in revenue. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for each of the three and six months ended June 30, 2005 and 2004 (in thousands of dollars). MG&A expenses, as a percentage of net revenue, have decreased from 39.5% and 37.6% for the three and six months ended June 30, 2004, respectively, to 35.6% and 35.8% for the three and six months ended June 30, 2005, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	% Net Revenue	2004 (Restated)	% Net Revenue	2005	% Net Revenue	2004 (Restated)	% Net Revenue
Operations overhead	$16,244	21.8%	$14,489	21.4%	$31,699	21.4%	$26,149	19.9%
Corporate overhead	6,352	8.5%	8,003	11.8%	13,621	9.2%	14,946	11.4%
Bad debt expense	3,943	5.3%	4,244	6.3%	7,776	5.2%	8,203	6.2%
Total	$26,539	35.6%	$26,736	39.5%	$53,096	35.8%	$49,298	37.6%

The concentration of gross revenue and gross patient receivables, by payor class, as a percentage of total gross revenue and total gross patient receivables, as of and for the six months ended June 30, 2005, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	51.4%	49.7%	50.5
Medicare	22.8%	19.6%	43.7
Medicaid	6.2%	5.2%	42.6
Other third party payors	9.7%	12.7%	78.2
Other governmental and workers’ compensation payors	9.9%	12.8%	61.5
Total	100.0%	100.0%	51.9

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

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenues, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,				Change
	2005		2004 (Restated)		2005		2004 (Restated)		Three Months Ended June 30, 2005 vs. 2004	Six Months Ended June 30, 2005 vs. 2004
	(in thosands of dollars)
Net revenues from services	$74,520	100.0%	$67,661	100.0%	$148,455	100.0%	$131,269	100.0%	$6,859	$17,186
Operating expenses	34,640	46.5%	30,522	45.1%	68,956	46.4%	58,855	44.8%	4,118	10,101
MG&A expenses	26,539	35.6%	26,736	39.5%	53,096	35.8%	49,298	37.6%	(197)	3,798
Loss on disposal of assets	98	0.1%	88	0.1%	1,243	0.8%	2,595	2.0%	10	(1,352)
Depreciation and amortization	9,049	12.1%	7,566	11.2%	18,140	12.2%	14,935	11.4%	1,483	3,205
Income from operations	4,194	5.6%	2,749	4.1%	7,020	4.7%	5,586	4.3%	1,445	1,434
Interest expense, net	10,247	13.8%	6,443	9.5%	19,119	12.9%	12,902	9.8%	3,804	6,217
Equity in earnings of
unconsolidated joint ventures	(58)	(0.1)%	(35)	(0.1)%	(124)	(0.1)%	(87)	(0.1)%	(23)	(37)
Provision for income taxes	775	1.0%	680	1.0%	1,548	1.0%	1,360	1.0%	95	188
Net loss	$(6,770)	(9.0)%	$(4,339)	(6.4)%	$(13,523)	(9.0)%	$(8,589)	(6.5)%	$(2,431)	$(4,934)

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net revenue was $74.5 million for the three months ended June 30, 2005, representing an increase of $6.8 million, or 10.1%, from net revenue of $67.7 million for the three months ended June 30, 2004.  We experienced same center net revenue growth of $2.5 million, or 3.7%, in the three months ended June 30, 2005 compared to the same period in 2004.  Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end.  Our new centers added $5.5 million, or 8.1%, of net revenue growth in the three months ended June 30, 2005 compared to the same period in 2004.  New centers are defined as centers opened since the beginning of the prior year.  We also closed one additional center during the three months ended June 30, 2005, which, together with the four centers closed in the three months ended March 31, 2005, reduced net revenue by $1.0 million.

The increase in net revenue from same centers, $2.5 million for the three months ended June 30, 2005, resulted from changes in scan volume, scan mix by modality and pricing, which includes changes in payor mix and contractual rates.  During the three months ended June 30, 2005, revenue at our same centers increased due to higher volume, which resulted in a net revenue increase of $3.2 million, and pricing changes, which increased net revenue by $0.1 million.  These increases were partially offset by the impact of changes in scan mix by modality, which reduced net revenue by $0.8 million.

Operating expenses were $34.6 million for the three months ended June 30, 2005, representing an increase of $4.1 million, or 13.5%, as compared to $30.5 million for the three months ended June 30, 2004. Operating expenses, as a percentage of net revenue, increased to 46.5% in the three months ended June 30, 2005, as compared to 45.1% in the three months ended June 30, 2004. The increase in operating expenses, as a percentage of net revenue, was primarily the result of higher radiologist, technician and equipment rental costs. Radiologist and technician costs increased as a result of higher demand for these services in our markets. Equipment rental costs increased as a result of the temporary use of a mobile MRI unit, under a short-term lease, during the period a fixed MRI unit was being replaced.

MG&A expenses were $26.5 million for the three months ended June 30, 2005, representing a decrease of $0.2 million, or 0.7%, as compared to MG&A expenses of $26.7 million for the three months ended June 30, 2004. MG&A expenses as a percentage of net revenue were 35.6% in the three months ended June 30, 2005, as compared to 39.5% in the three months ended June 30, 2004. In the three months ended June 30, 2005, we received $0.8 million, related to the settlement of an insurance claim, which is included in other income as part of MG&A. During the three months June 30, 2005, we incurred approximately $2.2 million of expenses associated with the audit committee review, the restatement, executive search fees and other related expenses. In the three months ended June 30, 2004, we had approximately $2.2 million of legal expenses related to the settlement of a class action lawsuit and our DOJ billing matter.

Depreciation and amortization was $9.0 million, or 12.1% of net revenue, for the three months ended June 30, 2005, as compared to $7.6 million, or 11.2% of net revenue, for the three months ended June 30, 2004. The $1.4 million increase in depreciation expense resulted from increased capital expenditures made in 2004.

Interest expense, net was $10.2 million for the three months ended June 30, 2005, representing an increase of $3.8 million, or 59.0%, from $6.4 million for the three months ended June 30, 2004. The increase in interest expense, net was a result of a higher level of total outstanding debt and an increase in our weighted average interest rate. Total outstanding debt was approximately $101.0 million higher at June 30, 2005 compared to June 30, 2004, which resulted in increased interest expense of approximately $2.5 million.

The increase in total outstanding debt was primarily the result of the issuance of $136.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2012 (“12 1/4% Notes”) in August 2004 and an increase in the outstanding borrowings under our revolving credit facility which, at June 30, 2005, amounted to $93.8 million and $7.6 million, respectively. The increase in the weighted average interest rate, from 10.01% in the three months ended June 30, 2004 to 10.81% in the three months ended June 30, 2005, resulted in approximately $0.5 million of additional interest expense.

Income taxes were $0.8 million for the three months ended June 30, 2005 and $0.7 million for the three months ended June 30, 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net revenue was $148.5 million for the six months ended June 30, 2005, representing an increase of $17.2 million, or 13.1%, from net revenue of $131.3 million for the six months ended June 30, 2004.  We experienced same center net revenue growth of $7.0 million, or 5.3%, in the six months ended June 30, 2005 compared to the same period in 2004.  Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end.  Our new centers added $11.6 million, or 8.8%, of net revenue growth in the six months ended June 30, 2005 compared to the same period in 2004.  New centers are defined as centers opened since the beginning of the prior year.  We also closed five centers during the six months ended June 30, 2005, which reduced net revenue by $1.8 million.

The increase in net revenue from same centers, $7.0 million for the six months ended June 30, 2005, resulted from changes in scan volume, scan mix by modality and pricing, which includes changes in payor mix and contractual rates.  During the six months ended June 30, 2005, volume at our same centers increased resulting in higher net revenue of $9.4 million.  This increase was partially offset by the impact of changes in scan mix by modality, which reduced net revenue by $1.3 million, and pricing changes, which reduced net revenue by $1.1 million.

Operating expenses were $69.0 million for the six months ended June 30, 2005, representing an increase of $10.1 million, or 17.2%, as compared to $58.9 million for the six months ended June 30, 2004.

Operating expenses, as a percentage of net revenue, increased to 46.4% in the six months ended June 30, 2005, as compared to 44.8% in the six months ended June 30, 2004. The increase in operating expenses, as a percentage of net revenue, was primarily the result of higher radiologist, technician, equipment rental costs and real estate rental costs, partially offset by lower costs for other operating expenses. The increase in radiologist and technician costs was a result of higher demand for these services in our markets. Equipment rental costs increased as a result of the temporary use of a mobile MRI unit, under a short-term lease, during the period a fixed MRI unit was being replaced. The increase in real estate rental costs was the result of the accrual of the future obligations associated with closed locations.

MG&A expenses were $53.1 million for the six months ended June 30, 2005, representing an increase of $3.8 million, or 7.7%, as compared to MG&A expenses of $49.3 million for the six months ended June 30, 2004. MG&A expenses as a percentage of net revenue were 35.8% in the six months ended June 30, 2005, as compared to 37.6% in the six months ended June 30, 2004. In the six months ended June 30, 2005, we received $0.8 million, related to the settlement of an insurance claim, which is included in other income as part of MG&A. MG&A expenses for the six months ended June 30, 2005 included expenses of approximately $4.5 million associated with the audit committee review, the restatement, executive search fees and other related expenses. In the six months ended June 30, 2004, we had approximately $2.2 million of legal expenses related to the settlement of a class action lawsuit and our DOJ billing matter.

We account for closed center liabilities related to exit and disposal activities in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, we recorded a liability of $0.3 million in the six months ended June 30, 2005 for obligations associated with the closing of five centers compared to $0.2 million in the six months ended June 30, 2004. These costs are reflected in the consolidated statement of operations as MG&A expenses. Additionally, as discussed below, we incurred a loss on disposal of assets related to these closures of $1.2 million. The five centers closed during the period had combined operating losses of $1.6 million on net revenue of approximately $2.8 million for the year ended December 31, 2004.

In the six months ended June 30, 2004, we recorded losses on the disposal of assets of $2.6 million, which included an impairment charge in the amount of approximately $1.9 million related to certain computer software, compared to losses on the disposal of assets of $1.2 million in the six months ended June 30, 2005. The computer software consisted of a proprietary radiology information system combined with a stand alone accounts receivable module. The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to our determination to discontinue its implementation. In 2004, replacement software that satisfied our growth needs was identified and implemented. As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use. The charge related to this software is reflected in the MG&A expense and the portion subject to accelerated amortization was fully amortized in June 2005. The losses on the disposal of assets of $1.2 million in the six months ended June 30, 2005 were incurred in connection with the closing of five centers as discussed above.

Depreciation and amortization was $18.1 million, or 12.2% of net revenue, for the six months ended June 30, 2005, as compared to $14.9 million, or 11.4% of net revenue, for the six months ended June 30, 2004. The $3.2 million increase in depreciation expense resulted from increased capital expenditures made in 2004.

Interest expense, net was $19.1 million for the six months ended June 30, 2005, representing an increase of $6.2 million, or 48.2%, from $12.9 million for the six months ended June 30, 2004. The increase in interest expense, net was a result of a higher level of total outstanding debt and an increase in our weighted average interest rate. Total outstanding debt was approximately $101.0 million higher at June 30,

2005 compared to June 30, 2004, which resulted in increased interest expense of approximately $5.3 million.

The increase in total outstanding debt was principally the result of the issuance of the 12 1/4% Notes and an increase in the outstanding borrowings under our revolving credit facility which at June 30, 2005 amounted to $93.8 million and $7.6 million, respectively. The increase in the weighted average interest rate, from 9.90 % in the six months ended June 30, 2004 to 10.78 % in the six months ended June 30, 2005, resulted in approximately $1.1 million of additional interest expense. The increases were partially offset by a gain on the termination of an interest rate swap agreement of approximately $1.6 million.

Income taxes were $1.5 million for the six months ended June 30, 2005 and $1.4 million for the six months ended June 30, 2004.

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

Cash Flows

Net cash provided by operating activities was $16.2 million for the six months ended June 30, 2005, representing an increase of $2.4 million, or 17.1%, from $13.8 million for the six months ended June 30, 2004. This difference resulted from higher non-cash expenses, partially offset by a higher net loss. The increased non-cash expenses principally related to depreciation expense and accretion of the discount on notes payable, partially offset by a lower loss on disposal of assets. The impact of these non-cash expenses was approximately $6.3 million higher in the six months ended June 30, 2005 than in the six months ended June 30, 2004. Overall, the effect of changes in working capital assets and liabilities on net cash provided by operating activities was neutral.

Net cash used in investing activities was $8.8 million for the six months ended June 30, 2005, representing a decrease of $13.8 million, or 60.8%, from $22.6 million for the six months ended June 30, 2004. The decrease was the result of lower capital expenditures for property and equipment and acquisitions of businesses in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. We spent approximately $10.6 million less on property and equipment in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Additionally, we spent approximately $3.0 million less on acquisitions of businesses in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Net cash used by financing activities was $2.8 million for the six months ended June 30, 2005, compared to $4.5 million provided by financing activities for the six months ended June 30, 2004. This change resulted from decreased financing needs for funding capital expenditures and a net paydown of the revolving credit facility of approximately $1.9 million.

Financial Condition

At June 30, 2005, we had $353.3 million of indebtedness outstanding, as compared to $352.0 million at December 31, 2004. In addition, at June 30, 2005, we had a stockholders’ deficit of $241.7 million, as compared to our stockholders’ deficit of $229.2 million at December 31, 2004. Our indebtedness primarily consisted of $176.8 million of our 11 7/8% Notes, $93.8 million of accreted value of our 12 1/4% Notes, $58.8 million under our Tranche B term facility and $20.6 million under our revolving credit facility. Further, at June 30, 2005, borrowings under our revolving credit facility were limited to a total of $26.4 million pursuant to certain temporary waivers in force at the time. As such, we would have been able to borrow an additional $5.0 million (after giving effect to $0.8 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions at June 30, 2005.

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

Subject to adjustments pursuant to the fourth waiver and third amendment (“Third Amendment”) to the senior credit facility, borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. Borrowings at June 30, 2005 were based upon the Eurodollar rate (3.33% at June 30, 2005) and amounted to $20.6 million. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Third Amendment, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (3.33% at June 30, 2005) and amounted to $58.8 million at June 30, 2005.

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

On July 29, 2005, we commenced consent solicitations to seek certain amendments and waivers with respect to (i) the outstanding 12 1/4% Notes and the related indenture dated as of August 24, 2004, and (ii) the outstanding 11 7/8% Notes and the related indenture dated as of August 15, 2002. We sought consents to the amendments and waivers from the holders of at least a majority in principal amount at maturity of the 12 1/4% Notes and at least a majority in principal amount of the 11 7/8% Notes (the “Requisite Consents”). We also sought certain releases from holders of the 12 1/4% Notes and/or 11 7/8% Notes.

On August 15, 2005, after having received the Requisite Consents, MQ Associates and Wachovia Bank, National Association (“Wachovia”), as trustee, executed and delivered the First Supplemental Indenture to the indenture governing the 12 1/4% Notes and MedQuest, MQ Associates, the subsidiary guarantors named therein and Wachovia, as trustee, executed and delivered the Seventh Supplemental Indenture to the indenture governing the 11 7/8% Notes. The supplemental indentures became effective on September 7, 2005, when we accepted for payment the consents pursuant to the terms and conditions of the consent solicitations, one of which was receipt of $20 million from certain of our existing stockholders in exchange for 20,000,000 shares of our Series A Redeemable Preferred Stock and a warrant for 3,000,000 shares of our common stock.

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

Pursuant to the consummated consent solicitations, the holders of 12 1/4% Notes and 11 7/8% Notes waived all defaults in connection with our failure to comply with the financial reporting and related delivery covenants in the indentures governing those notes. In addition, each consenting note holder also released us and certain other enumerated persons from any and all claims and matters referring to, relating to, or arising from our restatement of our previously filed financial statements, including any governmental investigations.

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

12 1/4% Notes and 11 7/8% Notes

In August 2004, MQA issued the 12 1/4% Notes and received gross proceeds of $84.8 million, which represented a discount to the aggregate principal amount at maturity. The 12 1/4% Notes are non-collateralized obligations of MQA. Interest accrues on the 12 1/4% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues and is payable semi-annually subsequent to August 15, 2008, commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2009, or at MQA’s option, on August 15, 2008. In October 2004, MQA registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity senior discount notes for the registered senior discount notes.

In August 2002, MedQues issued the 11 7/8% Notes, net of a discount of $3.8 million, to fund in part our recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, Medquest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount senior subordinated notes for the registered senior subordinated notes. The 11 7/8% Notes are senior subordinated noncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest’s subsidiaries.

The senior credit facility and the indentures governing the 11 7/8% Notes and the 12 1/4% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to maintain certain financial ratios.

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $35.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQA common stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQA common stock. We have not accreted the fair value of the additional shares of MQA common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of June 30, 2005.

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

Capital expenditures, in the aggregate, amounted to $6.7 million for the six months ended June 30, 2005 as compared to $19.6 million for the six months ended June 30, 2004. Capital expenditures (excluding acquisitions) totaled $6.5 million in the six months ended June 30, 2005 compared to $17.1 million in the six months ended June 30, 2004. Capital expenditures related to acquisitions of businesses amounted to $0.2 million in the six months ended June 30, 2005 compared to $5.5 million in the six months ended June 30, 2004.

The following table sets forth capital expenditures, in detail, for the three and six month periods ended June 30, 2005 and 2004 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Maintenance and growth	$2.2	$7.0	$4.1	$11.9
New centers (de novo)	0.1	2.3	1.5	3.2
Business acquisitions	—	2.2	0.3	2.5
Information technology	0.2	1.1	0.8	2.0
Total	$2.5	$12.6	$6.7	$19.6

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

Critical accounting policies and estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described in our 2004 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, a summary of our significant accounting policies can be found in Note 3 to the consolidated financial statements included in the 2004 Annual Report. During the three months ended June 30, 2005, there were no changes to our critical accounting policies and no adoption of any new significant accounting policies.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and, as of June 30, 2005, related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Maturity dates
Long-term debt	2005	2006	2007	2008	2009	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$316.0	$316.0	$306.9
Average interest rate						12.04%	12.04%	12.50%
Variable rate	$0.3	$0.6	$21.1	$28.8	$28.5	$—	$79.3	$79.3
Average interest rate	7.08%	7.08%	6.73%	7.08%	7.08%		6.73%	6.73%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the 11 7/8 % Notes. The agreement required us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument had been accounted for as a fair value hedge of the fair market value of the 11 7/8% Notes and was 100% effective for the year ended December 31, 2004. As a result, the change in fair market value related to this derivative instrument was entirely offset by the change in fair market value of the 11 7/8% Notes. The fair market value of this derivative instrument was approximately $1.5 million at December 31, 2004 and has been presented as a component of Other Assets in the consolidated balance sheet at December 31, 2004.

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

Item 4.                        Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2005. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of June 30, 2005 because of the material weaknesses discussed in our 2004 Annual Report under the caption “Item 9A. Controls and Procedures.” Our management has continued its work to enhance the design and effectiveness of our disclosure controls and procedures.

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

Remediation Plan

During the three months ended June 30, 2005, we undertook remedial steps to eliminate these  material weaknesses, including;

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

As of June 30, 2005, these remediation efforts were continuing.

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

The staff of the SEC has commenced a formal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file our 2004 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and this report.  We are continuing to cooperate with the SEC.

On June 2, 2005, we were informed that the U.S. Attorney’s Office in Atlanta, Georgia has opened an investigation relating to the resignation of our former executive officers and our announcements that we expected to restate certain of our financial statements for prior periods.  We are continuing to cooperate with the U.S. Attorney’s Office.

Item 4.                        Submission of Matters to a Vote of Security Holders.

On April 29, 2005, pursuant to a written consent of stockholders in lieu of a meeting (the “Written Consent”), Stephan P. Murray was appointed to the MQA board of directors. Nancy-Ann DeParle, Benjamin B. Edmands, Mitchell J. Blutt, M.D. and Donald C. Tomasso continued to serve as directors of MQA after the Written Consent. The Written Consent was executed by MQ Investment Holdings, LLC, an entity that held 72,100,000 shares of MQA’s Class A common stock at that time. The Written Consent was not executed by any of MQA’s other stockholders.

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