Form 10-Q
period 2005-09-30
MQ ASSOCIATES INC
filed 2005-11-14
CIK 1198233

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

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

Since we revised the financial statements for the quarter ended September 30, 2004 in our 2004 Annual Report and this report includes such restated quarterly financial information, we are not amending our previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and this report supersedes such previously filed quarterly report. Thus, you should no longer rely on the consolidated financial statements and financial information for the quarter ended September 30, 2004 included in that previously filed quarterly report.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,732	$997
Patient receivables, net of allowances	33,107	36,023
Related party receivables	160	1,476
Other receivables	2,137	2,294
Prepaid expenses and other	2,862	2,000
Deferred income taxes	6,215	2,227
Total current assets	49,213	45,017
Property and equipment, net	87,907	106,193
Goodwill	35,346	35,264
Certificates of need	15,904	13,599
Other intangible assets, net	514	468
Debt issuance costs, net	12,708	14,463
Other	3,079	5,482
Total assets	$204,671	$220,486

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,131	$14,933
Accrued payroll and related taxes	7,199	4,940
Accrued interest	3,146	7,897
Accrued radiologist fees	4,426	3,767
Other accrued expenses	12,916	7,039
Income taxes payable	886	927
Current portion of long-term debt	600	600
Current portion of obligations under capital leases	1,143	1,161
Total current liabilities	38,447	41,264
Long-term debt	331,621	347,620
Obligations under capital leases	1,783	2,649
Deferred income taxes	10,517	5,565
Other long-term liabilities	2,028	2,473
Total liabilities	384,396	399,571
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 and 35,000,000 shares authorized, issued and outstanding	55,000	35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	70,000	50,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital
Accumulated deficit	(249,826)	(229,186)
Total stockholders’ deficit	(249,725)	(229,085)
Total liabilities and stockholders’ deficit	$204,671	$220,486

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net revenues from services	$74,289	$72,151	$222,744	$203,420
Costs and expenses:
Operating expenses, excluding depreciation	33,551	32,379	102,507	91,234
Marketing, general and administrative expenses	27,386	25,285	80,482	74,583
Loss on disposal of assets		239	1,243	2,834
Depreciation and amortization	8,803	8,119	26,943	23,054
Income from operations	4,549	6,129	11,569	11,715
Interest expense	10,962	7,942	30,195	20,848
Interest income	(53)	(2)	(167)	(6)
Equity in earnings of unconsolidated joint ventures	(58)	(96)	(182)	(183)
Loss before income taxes	(6,302)	(1,715)	(18,277)	(8,944)
Provision for income taxes	815	680	2,363	2,040
Net loss	$(7,117)	$(2,395)	$(20,640)	$(10,984)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands, except share data)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash flows from operating activities
Net loss	$(20,640)	$(10,984)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	26,943	23,053
Amortization of bond discount	206	182
Amortization of debt issuance costs	1,756	1,523
Bad debt expense	11,703	12,695
Deferred income taxes	964	(34)
Equity in earnings of unconsolidated joint ventures	(182)	(183)
Loss on disposal of assets	1,243	2,834
Accreted bond interest	8,249	1,037
Changes in operating assets and liabilities, net of assets acquired:
Patient receivables	(8,787)	(9,253)
Related party and other receivables	1,474	(34)
Income tax receivable/payable	(42)	1,281
Prepaid expenses and other current assets	(862)	212
Other assets	655	(2,038)
Accounts payable	(6,802)	(3,452)
Accrued payroll and related taxes	2,259	84
Other accrued expenses	1,047	(1,190)
Net cash and cash equivalents provided by operating activities	19,184	15,733
Cash flows used in investing activities
Purchase of property and equipment	(9,400)	(26,447)
Acquisitions of businesses	(2,500)	(7,238)
Non-acquisistion intangibles	(97)	(212)
Proceeds from unconsolidated joint ventures	383	94
Investment in unconsolidated joint ventures		(149)
Net cash and cash equivalents used in investing activities	$(11,614)	$(33,952)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)
(unaudited)
(in thousands, except share data)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash flows provided (used) by financing activities
Payments of obligations under capital leases	$(885)	$(712)
Sale of preferred stock	20,000
Payment of debt issuance costs		(3,114)
Proceeds from senior credit facility	28,613	39,500
Payments on senior credit facility	(51,113)	(28,000)
Payments on Tranche B term loan	(450)	(450)
Proceeds from long-term debt		84,778
Dividends		(80,200)
Net cash and cash equivalents provided (used) by financing activities	(3,835)	11,802
Net increase (decrease) in cash and cash equivalents	3,735	(6,417)
Cash and cash equivalents, beginning of period	997	6,731
Cash and cash equivalents, end of period	$4,732	$314
Supplemental disclosure of cash flow information
Cash paid for interest	$25,068	$22,721
Cash paid for taxes, net	$1,430	$904
Supplemental schedule of noncash investing and financing activities
Equipment acquired through capital lease	$—	$1,235

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data)

1.   Business and Basis of Presentation

MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary of MQA, and MedQuest’s subsidiaries (collectively, the “Company”), as of September 30, 2005 operated 93 outpatient diagnostic imaging centers located in 13 states, primarily in the southeastern and southwestern United States. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and extend credit to governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

2.   Prior Period Restatement

The consolidated financial statements for the three months ended September 30, 2004 have been restated to reflect the correction of an error relating to the allowance for the valuation of patient receivables and various other accounting errors. For additional information regarding the restatement, see Note 2, “Prior Period Restatement” to our consolidated financial statements located in the 2004 Annual Report.

Summary of Restatement Items

The following table sets forth the effects of the restatement adjustments on net income in the consolidated statements of operations for the three and nine months ended September 30, 2004:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net income, as previously reported	$1,899	$4,622
Restatement adjustments:
Understatement of the allowances for contractual adjustments and doubtful accounts	(4,785)	(13,517)
Property and equipment	139	(1,889)
Accounts payable and accrued liabilities	(310)	(1,245)
Accounting for taxes	586	1,041
Accounting for leases	76	4
Total restatement adjustments	(4,294)	(15,606)
Net (loss), as adjusted	$(2,395)	$(10,984)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

The following table sets forth the balance sheet items affected by the restatement adjustments.

	As of September 30, 2004
	As Previously Reported	As Restated
Assets
Patient receivables, net of allowances	$71,564	$36,180
Other receivables	1,648	1,871
Prepaid expenses and other	3,888	3,920
Deferred income taxes	594	952
Total current assets	79,119	43,848
Property and equipment, net	94,960	96,041
Goodwill	34,815	34,805
Intangible assets, net	14,226	14,111
Other	5,607	4,106
Total assets	243,701	208,385
Liabilities
Accounts payable	4,073	7,104
Accrued payroll and related taxes	5,312	6,446
Income taxes payable	1,486	2,050
Other accrued expenses	5,780	7,735
Current portion of obligations under capital leases	1,942	1,291
Total current liabilities	25,416	30,949
Obligations under capital leases	2,435	2,830
Deferred income taxes	9,713	3,080
Other long-term liabilities	1,492	2,388
Total liabilities	381,064	381,756
Stockholders’ Deficit
Additional-paid-in-capital	—	—
Accumulated deficit	(187,464)	(223,473)
Total stockholders’ deficit	(187,363)	(223,372)
Total liabilities and stockholders’ deficit	$243,701	$208,385

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

The following table sets forth the statement of operations items affected by the restatement adjustments, as previously reported and as restated.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues from services	$75,805	$72,151	$213,837	$203,420
Costs and expenses
Operating expenses, excluding depreciation	32,048	32,379	89,683	91,234
Marketing, general and administrative expenses	24,365	25,285	71,843	74,583
Loss on disposal of assets	—	239	—	2,834
Depreciation and amortization	8,434	8,119	24,052	23,054
Income from operations	10,958	6,129	28,259	11,715
Interest expense	7,891	7,942	20,745	20,848
Interest income	(2)	(2)	(6)	(6)
Equity earnings in unconsolidated joint venture	(96)	(96)	(183)	(183)
Income (loss) before provision for income taxes	3,165	(1,715)	7,703	(8,944)
Provision for income taxes	1,266	680	3,081	2,040
Net income (loss)	$1,899	$(2,395)	$4,622	$(10,984)

The following table sets forth the statement of cash flows items affected by the restatement adjustments, as previously reported and as restated.

	Nine Months Ended September 30, 2004
	As Previously Reported	As Restated
Net cash and cash equivalents provided by operating activities	$16,839	$15,733
Net cash and cash equivalents used in investing activities	(34,811)	(33,952)
Net cash and cash equivalents provided by financing activities	$11,555	$11,802

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

Property and Equipment Adjustments

The Company determined that it had overstated certain property and equipment accounts in the previously issued consolidated financial statements for the three months ended September 30, 2004. Those overstatements included certain capitalized assets, primarily property and equipment, that had been inappropriately capitalized and adjustments were made to amounts recorded for certain long-lived assets resulting from incorrectly recording of the disposition of the asset.

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

Income Tax Adjustments

The restatement of pre-tax income required appropriate adjustments to the income tax provisions and the calculation of deferred income taxes based on statutory tax provisions for the three and nine months ended September 30, 2004.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

3.   Equity Investment

Effective September 7, 2005, MQA entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with MQ Investment Holdings II, LLC (“MQIH II”), an affiliate of J.P. Morgan Partners, LLC, pursuant to which MQIH II paid $20.0 million in cash as consideration for the sale by MQA to MQIH II of 20 million shares of Series A Redeemable Preferred Stock of MQA and a warrant for the purchase of three million shares of common stock of MQA. In connection with the Securities Purchase Agreement, MQA designated an additional 20 million shares of its Preferred Stock as Series A Preferred Stock pursuant to a Certificate of Increase dated as of September 6, 2005.

4.   Contingent Liability

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

5.   Consolidating Financial Statements

The following tables present consolidating financial information as required for the three and nine months ended September 30, 2005 and 2004 for: (1) MQA (parent); (2) MedQuest (issuer); (3) the guarantors (on a combined basis) of the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 (the “11 7/8% Notes”) (which represent all of MedQuest’s subsidiaries) and (4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates.

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Balance Sheets September 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2,195	$—	$2,537	$—	$4,732
Patient receivables, net of allowances			33,107		33,107
Related party receivables			160		160
Other receivables			2,137		2,137
Prepaid expenses and other			2,862		2,862
Deferred income taxes			6,215		6,215
Total current assets	2,195	—	47,018	—	49,213
Property and equipment, net			87,907		87,907
Goodwill			35,346		35,346
Certificates of need			15,904		15,904
Other intangible assets, net			514		514
Investment in subsidiaries	(26,447)	(73,319)		99,766	—
Debt issuance costs, net	2,808	9,900			12,708
Other			3,079		3,079
Total assets	$(21,444)	$(63,419)	$189,768	$99,766	$204,671
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$8,131	$—	$8,131
Accrued payroll and related taxes			7,199		7,199
Accrued interest		3,146			3,146
Accrued radiologist fees			4,426		4,426
Other accrued expenses			12,916		12,916
Income taxes payable			886		886
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,143		1,143
Total current liabilities	—	3,746	34,701	—	38,447
Intercompany payable	61,624	(275,682)	214,058		—
Long-term debt	96,657	234,964			331,621
Obligations under capital leases			1,783		1,783
Deferred income taxes			10,517		10,517
Other long-term liabilities			2,028		2,028
Total liabilities	158,281	(36,972)	263,087	—	384,396
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital
Accumulated deficit	(249,826)	(26,447)	(73,319)	99,766	(249,826)
Total stockholders’ deficit	(249,725)	(26,447)	(73,319)	99,766	(249,725)
Total liabilities and stockholders’ deficit	$(21,444)	$(63,419)	$189,768	$99,766	$204,671

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Three Months Ended September 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$74,289	$—	$74,289
Costs and expenses:
Operating expenses, excluding depreciation			33,551		33,551
Marketing, general and administrative expenses	447		26,939		27,386
Loss on disposal of assets					—
Depreciation and amortization			8,803		8,803
Income from operations	(447)	—	4,996	—	4,549
Interest expense	3,074	7,888			10,962
Interest income			(53)		(53)
Equity earnings of unconsolidated joint ventures			(58)	—	(58)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(3,521)	(7,888)	5,107	—	(6,302)
Provision for income taxes			815		815
Income (loss) before equity in earnings of consoldiated subsidiary	(3,521)	(7,888)	4,292	—	(7,117)
Equity in earnings of consolidated subsidiary	(3,596)	4,292		(696)	—
Net income (loss)	$(7,117)	$(3,596)	$4,292	(696)	$(7,117)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Three Months Ended September 30, 2004 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$72,151	$—	$72,151
Costs and expenses:
Operating expenses, excluding depreciation			32,379		32,379
Marketing, general and administrative expenses			25,285		25,285
Loss on disposal of assets			239		239
Depreciation and amortization			8,119		8,119
Income from operations	—	—	6,129	—	6,129
Interest expense	1,037	6,905			7,942
Interest income			(2)		(2)
Equity earnings of unconsolidated joint ventures			(96)	—	(96)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(1,037)	(6,905)	6,227	—	(1,715)
Provision for income taxes			680		680
Income (loss) before equity in earnings of consoldiated subsidiary	(1,037)	(6,905)	5,547	—	(2,395)
Equity in earnings of consolidated subsidiary	(1,358)	5,547		(4,189)	—
Net income (loss)	$(2,395)	$(1,358)	$5,547	$(4,189)	$(2,395)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Nine Months Ended September 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$222,744	$—	$222,744
Costs and expenses:
Operating expenses, excluding depreciation			102,507		102,507
Marketing, general and administrative expenses	447		80,035		80,482
Loss on disposal of assets			1,243		1,243
Depreciation and amortization			26,943		26,943
Income from operations	(447)	—	12,016	—	11,569
Interest expense	8,491	21,704			30,195
Interest income			(167)		(167)
Equity earnings of unconsolidated joint ventures			(182)	—	(182)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(8,938)	(21,704)	12,365	—	(18,277)
Provision for income taxes			2,363		2,363
Income (loss) before equity in earnings of consoldiated subsidiary	(8,938)	(21,704)	10,002	—	(20,640)
Equity in earnings of consolidated subsidiary	(11,702)	10,002		1,700	—
Net income (loss)	$(20,640)	$(11,702)	10,002	$1,700	$(20,640)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Nine Months Ended September 30, 2004 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$203,420	$—	$203,420
Costs and expenses:
Operating expenses, excluding depreciation			91,234		91,234
Marketing, general and administrative expenses			74,583		74,583
Loss on disposal of assets			2,834		2,834
Depreciation and amortization			23,054		23,054
Income from operations	—	—	11,715	—	11,715
Interest expense	1,037	19,811			20,848
Interest income			(6)		(6)
Equity earnings of unconsolidated joint ventures			(183)	—	(183)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(1,037)	(19,811)	11,904	—	(8,944)
Provision for income taxes			2,040		2,040
Income (loss) before equity in earnings of consoldiated subsidiary	(1,037)	(19,811)	9,864	—	(10,984)
Equity in earnings of consolidated subsidiary	(9,947)	9,864		83	—
Net income (loss)	$(10,984)	$(9,947)	$9,864	$83	$(10,984)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Nine Months Ended September 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(20,640)	$(11,702)	$10,002	$1,700	$(20,640)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			26,943		26,943
Amortization of bond discount		206			206
Amortization of debt issuance costs	308	1,448			1,756
Bad debt expense			11,703		11,703
Deferred income taxes			964		964
Equity in earnings of unconsolidated joint ventures			(182)		(182)
Loss on disposal of assets			1,243		1,243
Accreted bond interest	8,249				8,249
Equity in earnings of consolidated subsidiary	11,702	(10,002)		(1,700)	—
Changes in operating assets and liabilities:
Patient receivables			(8,787)		(8,787)
Intercompany payable	242	20,050		(20,292)	—
Intercompany receivable			(20,292)	20,292	—
Related party and other receivables			1,474		1,474
Income tax receivable/payable			(42)		(42)
Prepaid expenses and other current assets			(862)		(862)
Other assets			655		655
Accounts payable			(6,802)		(6,802)
Accrued payroll and related taxes			2,259		2,259
Other accrued expenses			1,047		1,047
Net cash and cash equivalents provided by operating activities	$(139)	$—	$19,323	$—	$19,184
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(9,400)	$—	$(9,400)
Acquisitions of businesses			(2,500)		(2,500)
Non-acquisition intangibles			(97)		(97)
Proceeds from unconsolidated joint ventures			383		383
Net cash and cash equivalents used in investing activities	$—	$—	$(11,614)	$—	$(11,614)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Nine Months Ended September 30, 2005 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided (used) by financing activities
Payments on capital leases			$(885)		$(885)
Intercompany payable	(18,225)	51,563	28,613	(61,951)	—
Intercompany receivable		(28,613)	(33,338)	61,951	—
Sale of preferred stock	20,000				20,000
Proceeds from senior credit facility		28,613			28,613
Payment of Tranche B term loan		(450)			(450)
Payments on senior credit facility		(51,113)			(51,113)
Net cash and cash equivalents provided (used) by financing activities	$1,775	$—	$(5,610)	$—	$(3,835)
Net increase in cash and cash equivalents	1,636	—	2,099	—	3,735
Cash and cash equivalents, beginning of period	559		438		997
Cash and cash equivalents, end of period	$2,195	$—	$2,537	$—	$4,732
Supplemental disclosure of cash flow information
Cash paid for interest			$25,068		$25,068
Cash paid for taxes			$1,430		$1,430

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Cash Flows Nine Months Ended September 30, 2004 (Restated)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(10,984)	$(9,947)	$9,864	$83	$(10,984)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			23,053		23,053
Amortization of bond discount		182			182
Amortization of debt issuance costs	67	1,456			1,523
Bad debt expense			12,695		12,695
Deferred income taxes			(34)		(34)
Equity in earnings of unconsolidated joint ventures			(183)		(183)
Loss on disposal of assets			2,834		2,834
Accreted bond interest	1,037				1,037
Equity in earnings of consolidated subsidiary	9,947	(9,864)		(83)	—
Changes in operating assets and liabilities:
Patient receivables			(9,253)		(9,253)
Intercompany payable		18,173		(18,173)	—
Intercompany receivable			(18,173)	18,173	—
Related party and other receivables			(34)		(34)
Income tax receivable/payable			1,281		1,281
Prepaid expenses and other current assets			212		212
Other assets			(2,038)		(2,038)
Accounts payable			(3,452)		(3,452)
Accrued payroll and related taxes			84		84
Other accrued expenses			(1,190)		(1,190)
Net cash and cash equivalents provided by operating activities	$67	$—	$15,666	$—	$15,733
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(26,447)	$—	$(26,447)
Acquisitions of businesses			(7,238)		(7,238)
Non-acquisition intangibles			(212)		(212)
Proceeds from unconsolidated joint ventures			94		94
Investment in unconsolidated joint ventures			(149)		(149)
Net cash and cash equivalents used in investing activities	$—	$—	$(33,952)	$—	$(33,952)
Cash flows provided by financing activities
Payments on capital leases			$(712)		$(712)
Intercompany payable	92	28,450	39,500	(68,042)	—
Intercompany receivable		(39,500)	(28,542)	68,042	—
Payment of debt issuance costs	(3,114)				(3,114)
Proceeds from senior credit facility		39,500			39,500
Payment of Tranche B term loan		(450)			(450)
Payments on senior credit facility		(28,000)			(28,000)
Proceeds from long-term debt	84,778				84,778
Dividends	(80,200)				(80,200)
Net cash and cash equivalents provided by financing activities	$1,556	$—	$10,246	$—	$11,802
Net increase (decrease) in cash and cash equivalents	1,623	—	(8,040)	—	(6,417)
Cash and cash equivalents, beginning of period			6,731		6,731
Cash and cash equivalents, end of period	$1,623	$—	$(1,309)	$—	$314
Supplemental disclosure of cash flow information
Cash paid for interest			$22,721		$22,721
Cash paid for taxes			$904		$904
Supplemental schedule of noncash investing and financing activities
Equipment acquired through capital lease	$—	$—	$1,235	$—	$1,235

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

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers (each a “FIC”). As of September 30, 2005, we operated a network of 93 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the year ended December 31, 2004, 68% of our gross revenue was derived from magnetic resonance imaging (“MRI”) services and 17% of our gross revenue was derived from computed tomography (“CT”) services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitrometry, mammography services and other sources. We believe we are well positioned to capitalize on continuing growth in the diagnostic imaging industry. Growth in diagnostic imaging is driven by the aging population and expanding applications for MRI and CT.

As described in the Explanatory Note prior to Item 1, “Financial Statements,” the Audit Committee of our board of directors engaged in a review of the valuation of the net patient receivables as presented in our historical financial statements. The results of that review indicated that the allowance for contractual adjustments and doubtful accounts for patient receivables had been understated. In addition, we determined that other adjustments were necessary to properly reflect the valuation of property and equipment, to correct the accounting for accounts payable and certain accrued liabilities and to correct the accounting for leases. The impact of the foregoing adjustments is discussed in our 2004 Annual Report and in Note 2, “Prior Period Restatement” to our consolidated financial statements appearing elsewhere in this report.

We classify our centers into three categories, single modality, dual-modality and multi-modality centers. As of September 30, 2005, we operated: (i) 41 multi-modality centers; (ii) 25 dual-modality centers, the majority of which offered MRI and CT; and (iii) 27 single modality centers, the majority of which are MRI only. There was no change in the number of centers we operated during the three months ended September 30, 2005. As of September 30, 2005, we owned or leased 19 mobile MRI machines that we use to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At September 30, 2005, we operated 362 diagnostic imaging systems, 353 of which we owned and 9 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment at September 30, 2005:

	September 30, 2005
	Owned	Leased	Total
MRI	106	5	111
CT	67	1	68
Other	180	3	183
Total	353	9	362

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and an estimate of what we will ultimately collect from third party payors and patients. For the nine months ended September 30, 2005, approximately 51.9% of our gross patient revenues came from managed care and commercial payors, 38.7% from government payors and 9.4% from other sources, including gross revenue from patients who were not insured. We have over 360 different contracts with commercial payors, and no single commercial payor accounted for more than 5.0% of our gross revenue for the three and nine months ended September 30, 2005. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members (our patients).

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

The principal components of our operating costs, excluding depreciation and amortization, are compensation paid to radiologists, technologists and transcriptionists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs, excluding depreciation and amortization, as a percentage of net revenue, have increased from 44.9% for each of the three and nine month periods ended September 30, 2004, to 45.2% and 46.0% for the three and nine months ended September 30, 2005, respectively.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (1) operations overhead, (2) corporate overhead and (3) bad debt expense. Operations overhead includes wages and benefits for regional and center personnel, excluding radiologists, technicians and transcriptionists and it is proportionately related to growth in revenue. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for each of the three and nine months ended September 30, 2005 and 2004 (in thousands of dollars). MG&A expenses, as a percentage of net revenue, have increased from 35.0% in the three months ended September 30, 2004 to 36.9% in the three months ended September 30, 2005. For the nine months ended September 30, 2005, MG&A expenses decreased to 36.1% of net revenue from 36.7% for the same period in 2004.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	% Net Revenue	2004	% Net Revenue	2005	% Net Revenue	2004	% Net Revenue
			(Restated)				(Restated)
Operations overhead	$16,166	21.8%	$14,798	20.5%	$47,864	21.5%	$40,947	20.2%
Corporate overhead	7,294	9.8%	5,994	8.3%	20,914	9.4%	20,940	10.3%
Bad debt expense	3,926	5.3%	4,493	6.2%	11,704	5.2%	12,696	6.2%
Total	$27,386	36.9%	$25,285	35.0%	$80,482	36.1%	$74,583	36.7%

The concentration of gross revenue and gross patient receivables, by payor class, as a percentage of total gross revenue and total gross patient receivables, as of and for the nine months ended September 30, 2005, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	51.9%	50.2%	44.5
Medicare	22.5%	19.3%	43.6
Medicaid	6.0%	5.8%	49.0
Other third party payors	9.5%	12.9%	69.2
Other governmental and workers’ compensation payors	10.1%	11.8%	54.7
Total	100.0%	100.0%	47.8

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

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenues, for the periods indicated:

									Change
	Three Months Ended September 30,				Nine Months Ended September 30,				Three Months Ended September 30,	Nine Months Ended September 30,
	2005		2004		2005		2004		2005 vs. 2004	2005 vs. 2004
			(Restated)				(Restated)
	(in thousands of dollars)
Net revenues from services	$74,289	100.0%	$72,151	100.0%	$222,744	100.0%	$203,420	100.0%	$2,138	$19,324
Operating expenses	33,551	45.2%	32,379	44.9%	102,507	46.0%	91,234	44.9%	1,172	11,273
MG&A expenses	27,386	36.9%	25,285	35.0%	80,482	36.1%	74,583	36.7%	2,101	5,899
Loss on disposal of assets			239	0.3%	1,243	0.6%	2,834	1.4%	(239)	(1,591)
Depreciation and amortization	8,803	11.8%	8,119	11.3%	26,943	12.1%	23,054	11.3%	684	3,889
Income from operations	4,549	6.1%	6,129	8.5%	11,569	5.2%	11,715	5.8%	(1,580)	(146)
Interest expense, net	10,909	14.7%	7,940	11.0%	30,028	13.5%	20,842	10.2%	2,969	9,186
Equity in earnings of unconsolidated joint ventures	(58)	(0.1)%	(96)	(0.1)%	(182)	(0.1)%	(183)	(0.1)%	38	1
Provision for income taxes	815	1.1%	680	0.9%	2,363	1.1%	2,040	1.0%	135	323
Net loss	$(7,117)	(9.6)%	$(2,395)	(3.3)%	$(20,640)	(9.3)%	$(10,984)	(5.4)%	$(4,722)	$(9,656)

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Net revenue was $74.3 million for the three months ended September 30, 2005, representing an increase of $2.2 million, or 3.0%, from net revenue of $72.1 million for the three months ended September 30, 2004.  We experienced a slight decline in same center net revenue of $0.7 million, or 1.0%, in the three months ended September 30, 2005 compared to the same period in 2004.  Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end.  Our new centers added $4.3 million, or 6.0%, of net revenue growth in the three months ended September 30, 2005 compared to the same period in 2004.  New centers are defined as centers opened since the beginning of the prior year.  We also closed five centers during the six months ended June 30, 2005, which reduced net revenue by $1.0 million in the three months ended September 30, 2005.

The decline in net revenue from same centers, $0.7 million for the three months ended September 30, 2005, resulted from changes in scan volume, scan mix by modality and pricing, which includes changes in payor mix and contractual rates.  During the three months ended September 30, 2005, volume at our same centers declined, resulting in lower net revenue of $0.6 million, and the impact of changes in scan mix by modality reduced net revenue by $0.9 million.  This decrease was partially offset by pricing changes, which increased net revenue by $0.8 million.

Operating expenses were $33.6 million for the three months ended September 30, 2005, representing an increase of $1.2 million, or 3.7%, as compared to $32.4 million for the three months ended September 30, 2004. Operating expenses, as a percentage of net revenue, increased to 45.2% in the three months ended September 30, 2005, as compared to 44.9% in the three months ended September 30, 2004. The increase in operating expenses, as a percentage of net revenue, was primarily the result of higher radiologist, technician and real estate rental costs, partially offset by a decline in equipment rental costs.

MG&A expenses were $27.4 million for the three months ended September 30, 2005, representing an increase of $2.1 million, or 8.3%, as compared to MG&A expenses of $25.3 million for the three months ended September 30, 2004. MG&A expenses as a percentage of net revenue were 36.9% in the three months ended September 30, 2005, as compared to 35.0% in the three months ended September 30, 2004. The increase in MG&A expenses, as a percentage of net revenue, was largely the result of approximately $2.7 million of expenses associated with the audit committee review, the restatement, consent fees, executive search fees and other related expenses. In the three months ended September 30, 2004, we had approximately $0.4 million of costs associated with future obligations for the closure of locations.

Depreciation and amortization was $8.8 million, or 11.8% of net revenue, for the three months ended September 30, 2005, as compared to $8.1 million, or 11.3% of net revenue, for the three months ended September 30, 2004. The $0.7 million increase in depreciation expense resulted from increased capital expenditures made in 2004.

Interest expense, net was $10.9 million for the three months ended September 30, 2005, representing an increase of $3.0 million, or 37.4%, from $7.9 million for the three months ended September 30, 2004. The increase in interest expense, net was a result of a higher level of average outstanding debt and an increase in our weighted average interest rate. The average outstanding debt increased approximately $33.9 million in the three months ended September 30, 2005 compared to the three months ended September 30, 2004, which resulted in increased interest expense of approximately $2.0 million.

The increase in total average outstanding debt was principally the result of the issuance of $136.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2012 (“12 1/4% Notes”), partially offset by a decrease in the outstanding borrowings under our revolving credit facility which, at September 30, 2005, amounted to $96.7 million and $0.0, respectively. The increase in the weighted average interest rate, from 10.47 % in the three months ended September 30, 2004 to 11.96% in the three months ended September 30, 2005, resulted in approximately $1.3 million of additional interest expense.

Income taxes were $0.8 million for the three months ended September 30, 2005 and $0.7 million for the three months ended September 30, 2004.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net revenue was $222.7 million for the nine months ended September 30, 2005, representing an increase of $19.3 million, or 9.5%, from net revenue of $203.4 million for the nine months ended September 30, 2004.  We experienced same center net revenue growth of $6.3 million, or 3.1%, in the nine months ended September 30, 2005 compared to the same period in 2004.  Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end.  Our new centers added $15.9 million, or 7.8%, of net revenue growth in the nine months ended September 30, 2005 compared to the same period in 2004.  New centers are defined as centers opened since the beginning of the prior year.  We also closed five centers during the nine months ended September 30, 2005, which reduced net revenue by $2.9 million.

The increase in net revenue from same centers, $6.3 million for the nine months ended September 30, 2005, resulted from changes in scan volume, scan mix by modality and pricing, which includes changes in payor mix and contractual rates.  During the nine months ended September 30, 2005, volume at our same centers increased resulting in higher net revenue of $8.8 million.  This increase was partially offset by the impact of changes in scan mix by modality, which reduced net revenue by $2.2 million, and pricing changes, which reduced net revenue by $0.3 million.

Operating expenses were $102.5 million for the nine months ended September 30, 2005, representing an increase of $11.3 million, or 12.4%, as compared to $91.2 million for the nine months ended September 30, 2004. Operating expenses, as a percentage of net revenue, increased to 46.0% in the nine months ended September 30, 2005, as compared to 44.9% in the nine months ended September 30, 2004. The increase in operating expenses, as a percentage of net revenue, was primarily the result of higher radiologist, technician, equipment rental and real estate rental costs, partially offset by lower costs for other operating expenses. The increase in radiologist and technician costs was a result of higher demand for these services in our markets. Equipment rental costs increased as a result of the use of a mobile

MRI unit, under a short-term lease, during the replacement of a fixed MRI unit. The increase in real estate rental costs was the result of the accrual of the future obligations associated with closed locations.

MG&A expenses were $80.5 million for the nine months ended September 30, 2005, representing an increase of $5.9 million, or 7.9%, as compared to MG&A expenses of $74.6 million for the nine months ended September 30, 2004. MG&A expenses as a percentage of net revenue were 36.1% in the nine months ended September 30, 2005, as compared to 36.7% in the nine months ended September 30, 2004. In the nine months ended September 30, 2005, we received $0.8 million, related to the settlement of an insurance claim, which is included in other income as part of MG&A. MG&A expenses for the nine months ended September 30, 2005 included expenses of approximately $7.2 million of associated with the audit committee review, the restatement, consent fees, executive search fees and other related expenses. During the nine months ended September 30, 2004, we had approximately $2.8 million of legal expenses related to the settlement of a class action lawsuit and our DOJ billing matter.

We account for closed center liabilities related to exit and disposal activities in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Accordingly, we recorded a liability of $0.3 million in the nine months ended September 30, 2005 for obligations associated with the closing of five centers compared to $0.7 million in the nine months ended September 30, 2004. These costs are reflected in the consolidated statement of operations as MG&A expenses. Additionally, as discussed below, we incurred a loss on disposal of assets related to these closures of $1.2 million. The five centers closed during the period had combined operating losses of $1.6 million on net revenue of approximately $2.8 million for the year ended December 31, 2004.

In the nine months ended September 30, 2004, we recorded losses on disposal of assets of $2.8 million, which included an impairment charge in the amount of approximately $1.9 million related to certain computer software, compared to losses on disposal of assets of $1.2 million in the nine months ended September 30, 2005. The computer software consisted of a proprietary radiology information system combined with a stand alone accounts receivable module. The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to our determination to discontinue its implementation. In 2004, replacement software that satisfied our growth needs was identified and implemented. As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use. The charge related to this software is reflected in the MG&A expense and the portion subject to accelerated amortization was fully amortized in June 2005. The losses on disposal of assets of $1.2 million in the nine months ended September 30, 2005 were incurred in connection with the closing of five centers, as discussed above.

Depreciation and amortization was $26.9 million, or 12.1% of net revenue, for the nine months ended September 30, 2005, as compared to $23.1 million, or 11.3% of net revenue, for the nine months ended September 30, 2004. The $3.8 increase in depreciation expense resulted from increased capital expenditures made in 2004.

Interest expense, net was $30.0 million for the nine months ended September 30, 2005, representing an increase of $9.2 million, or 44.1%, from $20.8 million for the nine months ended September 30, 2004. The increase in interest expense, net was a result of a higher level of average outstanding debt and an increase in our weighted average interest rate. The average outstanding debt increased approximately $87.4 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, which resulted in increased interest expense of approximately $8.7 million.

The increase in average total outstanding debt was principally the result of the issuance of the 12 1/4% Notes which, at September 30, 2005, amounted to $93.9 million. The increase in the weighted average interest rate, from 10.07 % in the nine months ended September 30, 2004 to 11.03% in the nine months ended September 30, 2005, resulted in approximately $1.4 million of additional interest expense. The increases were partially offset by a gain on the termination of an interest rate swap agreement of approximately $1.6 million.

Income taxes were $2.4 million for the nine months ended September 30, 2005 and $2.0 million for the nine months ended September 30, 2004.

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

Cash Flows

Net cash provided by operating activities was $19.7 million for the nine months ended September 30, 2005, representing an increase of $4.0 million, or 25.5%, from $15.7 million for the nine months ended September 30, 2004. This difference resulted from higher non-cash expenses and changes in working capital, partially offset by a higher net loss. The increased non-cash expenses principally related to depreciation expense, accretion of the discount on notes payable, partially offset by lower losses on disposal of assets and bad debt expense. The impact of these non-cash expenses was approximately $8.8 million higher in the nine months ended September 30, 2005 than in the nine months ended September 30, 2004. Overall, the changes in working capital assets and liabilities increased net cash provided by operating activities by $2.7 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Net cash used in investing activities was $11.7 million for the nine months ended September 30, 2005, representing a decrease of $22.3 million, or 66.0%, from $34.0 million for the nine months ended September 30, 2004. The decrease was primarily the result of lower capital expenditures for property and equipment and acquisitions of businesses in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. We spent approximately $17.0 million less on property and equipment in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Additionally, we spent approximately $4.7 million less on acquisitions of businesses in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Net cash used by financing activities was $4.3 million for the nine months ended September 30, 2005, compared to $11.8 million provided by financing activities for the nine months ended September 30, 2004. This change resulted from decreased financing needs for funding capital expenditures and the proceeds from a sale of stock, offset by a net paydown of the revolving credit facility of approximately $22.5 million during the three months ended September 30, 2005.

Financial Condition

At September 30, 2005, we had $335.1 million of indebtedness outstanding, as compared to $352.0 million at December 31, 2004. In addition, at September 30, 2005, we had a stockholders’ deficit of $249.0 million, as compared to our stockholders’ deficit of $229.2 million at December 31, 2004. Our indebtedness primarily consisted of $176.9 million due under our $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 (the “11 7/8% Notes”), $96.7 million of accreted value due under our 12 1/4% Notes, and $58.7 million under ourTranche B term facility. We would have been able to borrow an additional $79.2 million (after giving effect to $0.8 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions at September 30, 2005.

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

Subject to adjustments pursuant to the Third Amendment, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (3.35% at September 30, 2005) and amounted to $58.7 million at September 30, 2005.

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

Effective on September 7, 2005, we entered the Third Amendment. The Third Amendment waived specified existing defaults and events of default under the senior credit facility, which we believe constituted all of the then existing defaults and events of default under the senior credit facility. The waiver will terminate, however, if, among other things, we have not delivered to the administrative agent and the lenders under the senior credit facility by December 31, 2005, our 2004 audited financial statements, our quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2005 and the certificates and other information required to be delivered therewith.

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

12¼% Notes and 11 7/8% Notes

In August 2004, MQA issued the 12¼% Notes and received gross proceeds of $84.8 million, which represented a discount to the aggregate principal amount at maturity. The 12¼% Notes are non-collateralized obligations of MQA. Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues and is payable semi-annually subsequent to August 15, 2008, commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12¼% Notes in cash on February 15, 2009, or at MQA’s option, on August 15, 2008. In October 2004, MQ Associates registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity senior discount notes for the registered senior discount notes.

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

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $55.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQA common stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQA common stock. We have not accreted the fair value of the additional shares of MQA common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of September 30, 2005.

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

•        maintaining equipment or upgrading it to increase volume and/or quality;

•        replacing underperforming equipment; and

•        upgrading information technology systems.

Capital expenditures, in the aggregate, amounted to $9.7 million in the nine months ended September 30, 2005, compared to $30.2 million in the nine months ended September 30, 2004. Capital expenditures (excluding acquisitions) totaled $9.4 million in the nine months ended September 30, 2005, compared to $26.4 million in the nine months ended September 30, 2004. Capital expenditures related to acquisitions of businesses amounted to $0.3 million in the nine months ended September 30, 2005, compared to $3.8 million in the nine months ended September 30, 2004.

The following table sets forth capital expenditures, in detail, for the three and nine month periods ended September 30, 2005 and 2004 (in millions of dollars):

	Three Months Ended		Nine Months Ended September
	2005	2004	2005	2004
		(Restated)		(Restated)
Maintenance and growth	$2.6	$4.7	$6.7	$16.4
New centers (de novo)	—	3.6	1.5	6.8
Business acquisitions	—	1.3	0.3	3.8
Information technology	0.4	1.2	1.2	3.2
Total	$3.0	$10.8	$9.7	$30.2

We believe that expenditures for capital equipment and acquisitions of businesses will range between $18.0 million and $22.0 million for the year ending December 31, 2005. The revised estimate reflects approximately $6.0 million of capital expenditures previously expected to occur in the fourth quarter of 2005 that will be made in the first quarter of 2006. The amount of capital expenditures may vary and is subject to change.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Critical accounting policies and estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described in our 2004 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, a summary of our significant accounting policies can be found in Note 3 to the consolidated financial statements included in the 2004 Annual Report. During the three months ended September 30, 2005, there were no changes to our critical accounting policies and no adoption of any new significant accounting policies.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and, as of September 30, 2005, related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Maturity dates

Long-term debt	2005	2006	2007	2008	2009	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$—	$316.0	$316.0	$326.8
Average interest rate						12.04%	12.04%	11.20%
Variable rate	$0.2	$0.6	$0.6	$28.8	$28.5	$—	$58.7	$58.7
Average interest rate	7.08%	7.08%	7.08%	7.08%	7.08%		7.08%	7.08%

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

Item 4.                        Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2005.

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

Changes in Internal Controls Over Financial Reporting and Disclosure Controls and Procedures

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

These control deficiencies resulted in the restatement of consolidated financial statements for the years ended December 31, 2003 and 2002 and the quarters ended March 31, June 30 and September 30, 2004 and 2003, and the restatement of certain financial data for the years ended December 31, 2001 and 2000.  Accordingly, our management has determined that each of these control deficiencies constituted a material weakness.

During the three months ended September 30, 2005, we finalized the implementation of a variety of initiatives designed to improve our internal controls over financial reporting and disclosure and alleviate all of our material weaknesses. Those changes included:

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

We believe that the controls as modified are appropriate and are designed and operating effectively for the achievement of financial reporting objectives.

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

The staff of the SEC has commenced a formal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file our 2004 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.  We are continuing to cooperate with the SEC.

On June 2, 2005, we were informed that the U.S. Attorney’s Office in Atlanta, Georgia has opened an investigation relating to the resignation of our former executive officers and our announcements that we expected to restate certain of our financial statements for prior periods.  We are continuing to cooperate with the U.S. Attorney’s Office.

Item 2.                        Unregistered Sales of Equity Securities and Use Of Proceeds

On September 7, 2005, we entered into a securities purchase agreement with MQ Investment Holdings II, LLC (“MQ Investments II”), which is an affiliate of J.P. Morgan Partners, LLC, pursuant to which MQ Associates, Inc. issued and sold to MQ Investment Holdings II, LLC 20,000,000 shares of Series A Redeemable Preferred Stock and a warrant to purchase 3,000,000 shares of common stock in exchange for $20.0 million.

We believe that the foregoing issuance of our equity securities did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act pursuant to the exemption from the registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. MQ Investment II is an accredited investor, and no general solicitation or advertising was used. No underwriters, brokers or finders were involved in these transactions.

Each share of Series A Preferred Stock is convertible, at the holder’s option, immediately prior to the consummation of either a qualified public offering or a liquidation or sale, into that number of fully paid and non-assessable shares of Class A Common Stock equal to the quotient obtained by dividing (x) the aggregate original cost of such shares of the Series A Preferred Stock to be converted by (y) the applicable conversion price for the Series A Preferred Stock. The conversion price per share at which shares of Class A Common Stock shall be issuable upon conversion of Series A Preferred Stock was initially equal to (1) the qualified initial public offering price, in the case of conversion immediately prior to such event, or (2) original cost, in the case of conversion immediately prior to a liquidation or sale. The warrant is exercisable in whole or part at any time prior to September 7, 2015 into common stock upon payment of the aggregate exercise price. The exercise price for each share of common stock underlying the warrant is $0.01 per share, subject to adjustment.

Item 6.

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