Form 10-K
period 2005-12-31
MQ ASSOCIATES INC
filed 2006-03-31
CIK 1198233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

At June 30, 2005, the market value of the voting and non-voting common equity of MQ Associates, Inc. held by non-affiliates was zero.

At December 31, 2005, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:                None

MQ Associates, Inc.
Form 10-K
Table of Contents

Forward-Looking Statements

This report, including, but not limited to, Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. We can give no assurance that such forward-looking statements will prove to be correct. Among the most important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the results of the previously announced investigation by the U.S. Attorney’s Office, the previously announced inquiry by the Securities and Exchange Commission (“SEC”) or any other future action taken by the SEC or the U.S. Attorney’s Office, general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs, and the additional risk factors set forth under Item 1A. “Risk Factors” as well as in our other periodic reports filed with the SEC.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligations to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

PART I

Item 1.                        Business

General

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

We are a leading operator of independent, fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States. Our centers provide diagnostic imaging services using a variety of technologies including magnetic resonance imaging (“MRI”), computed tomography (“CT”), nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography. As of December 31, 2005, we operated a network of 92 centers in 13 states primarily throughout the southeastern and southwestern United States.

We provide high quality diagnostic imaging services tailored to each of our local markets. We empower our center managers to run our centers to meet the demands of local market conditions, while our corporate structure provides economies of scale, corporate training programs, standardized policies and procedures and sharing of best practices across our network. Each of our center managers is responsible for meeting our standards of patient care, managing relationships with local physicians and maintaining profitability.

Business strategy

Our objective is to be the leading provider of outpatient diagnostic imaging services in the geographic markets we serve by:

Providing high quality service to our customers.   Our business model is geared towards serving the needs of our three customers: (i) referring physicians; (ii) patients; and (iii) payors. We evaluate our customer service measures by focusing on speed of procedure, quality of images, radiologist report turn-around time and customer experience “exit” surveys.

Referring physicians:   We recognize that by providing convenient scheduling for patients, fast turn-around times for procedure results, high quality images and skilled and accessible radiologists, we enable our referring physicians to improve the quality and efficiency of their own medical practices. We develop relationships with referring physicians to increase patient volume and enable us to identify and respond quickly to local market needs. We also provide extended hours and extended days of operation to meet patient volume without significant delay. Our goal is to provide image turn-around and supporting radiologist reports within one business day after a procedure is performed.

Patients:   We strive to make the diagnostic imaging procedure convenient and comfortable for our patients. We also address our patients’ needs by offering flexible scheduling with extended operating hours, convenient center locations, short waiting times and a patient-friendly, comfortable environment.

Payors:   We believe that payors value our high quality services, efficient operations, cost-effectiveness and our market coverage. Our significant presence in key markets is particularly important to payors as it enables us to satisfy a significant number of their customers’ or beneficiaries’ needs. We believe payors value our cost-effectiveness and quality, as compared to hospital providers and the diagnostic imaging services provided by physicians who own their own equipment. We actively seek to improve and expand our relationships with every significant payor group within the local markets we serve.

Increasing our current market presence.   We build concentrated groups of centers in the local markets we serve in order to establish local market share. This concentration enables us to: (i) build a strong referral base; (ii) establish stronger and more meaningful relationships with commercial payors; (iii) attract and retain highly qualified radiologists; and (iv) provide our patients with convenient locations that offer a range of imaging services. We look to deepen and expand our network by adding centers in our existing or neighboring geographic markets through de novo development and/or acquisitions to strengthen our position as a leading provider of outpatient diagnostic imaging services in these markets.

Improving efficiency and focusing on our core markets.   The diagnostic imaging industry, generally, and our business, specifically, is faced with a number of challenges, including reductions in reimbursement and increasing competition, most of which comes from physician self-referral (non-radiologists purchasing and utilizing their own diagnostic imaging equipment). Our strategy is to mitigate the impact of these challenges by reducing our cost structure, focusing on asset allocation within centers and across markets and selectively growing in our core markets where we can leverage our competitive strengths.

Enhancing our existing centers.   We pursue same center growth within our existing centers by extending hours and days of operation, adding modalities and increasing imaging capacity through equipment upgrades and additions to meet the needs of our local markets. We also strive to increase the performance of our existing centers through our focus on improving customer service and by expanding our referral sources.

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

Company History

We were founded in 1993 to provide high quality, fixed-site outpatient single and multi-modality diagnostic imaging services. Since that time, we have selectively expanded our business through development of de novo centers, acquisitions of centers (one to four centers at a time) and expanding existing centers through adding modalities and enhancing or upgrading our current diagnostic imaging equipment.

Facilities and equipment

We segregate our centers into three categories, single modality, dual-modality and multi-modality centers. As of December 31, 2005, we operated: (i) 47 multi-modality centers; (ii) 26 dual-modality centers, the vast majority of which offer MRI and CT; and (iii) 19 single modality centers, the vast majority of which are MRI only. We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing diagnostic imaging equipment through upgrades, offering multiple pieces of diagnostic imaging equipment within the same modality and adding new modalities, such as nuclear medicine, ultrasound and mammography. As of December 31, 2005, we owned or leased 17 mobile MRI units that we use on a full or part time basis to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At December 31, 2005, we operated 358 pieces of diagnostic imaging equipment, 349 of which we owned and 9 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment at December 31, 2005:

	December 31, 2005
	Owned	Leased	Total
MRI	108	5	113
CT	68	1	69
Other	173	3	176
Total	349	9	358

Other modalities include nuclear medicine, x-ray, fluoroscopy, ultrasound, bone densitometry and mammography.

Of $17.4 million of total capital expenditures for the year ended December 31, 2005, we invested approximately: $13.6 million in equipment maintenance and expansion; $1.1 million for information technology; $2.4 million in the development of three de novo centers; and $0.3 million in the acquisition of one center. During the year ended December 31, 2005, we added nine MRIs, four of which were high field, and disposed of six, we added eight CTs, six of which were multi-slice, and disposed of six, and we added twenty pieces of other modality equipment and disposed of fifteen.

Personnel

As of December 31, 2005, we had 1,697 employees, of which 83 were employed at our headquarters and the remainder were employed at our diagnostic imaging and billing centers. Our employees are not represented by a labor organization, and we are not aware of any activity seeking such organization. We believe that our relationship with our employees is good.

Information Technology Systems

Our information technology systems allow us to efficiently and effectively manage our diagnostic imaging center operations, accounting and finance and payroll functions, and to facilitate DICOM image routing and reading. Our medical practice management system, Centricity, provides us with front office support for scheduling of patient procedures and back office support for billing and collections.

We intend to enhance our systems by completing the implementation of an enterprise transcription and dictation system, which is approximately 40% complete. We expect this system to enhance operational efficiencies by: (i) standardizing processes and procedures across our entire network of centers; (ii) automating, simplifying and accelerating workflow; and (iii) providing more timely results to our referring physicians, patients and other customers.

Customer service

We provide high quality, diagnostic imaging services to our customers. Our philosophy of delivering high quality patient care and customer service is an important tenet for our entire organization. Our emphasis on customer service enables us to develop strong relationships with referral sources and payors and to attract top radiologists. We focus on conveniently locating our centers and reducing waiting times through extended and weekend hours. In addition, we have set a standard to provide referring physicians with their patients’ scans within one business day after a procedure is performed. We select centers and patients to conduct random or blind customer service tests in order to monitor the level of customer service we provide.

Payors

Our revenue is generated by providing patient services at our diagnostic imaging centers. Patient services revenue is earned from services billed directly to patients or third-party payors (generally Medicare, Medicaid, commercial payors and other third party payors) on a fee-for-service basis. The following table sets forth the percentage of our total gross revenue presented by payor class for  the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31,
	2005	2004	2003
			(Restated)
Managed care and commercial payors	54.5%	55.7%	49.8%
Medicare	21.3%	19.0%	17.6%
Medicaid	5.8%	5.6%	4.5%
Other third party payors	8.7%	9.8%	17.5%
Other governmental payors and workers’ compensation payors	9.7%	9.9%	10.6%
Total	100.0%	100.0%	100.0%

Managed care and commercial payors represent a majority of our customer and revenue base, and we can provide service to their beneficiaries if we have a contractual arrangement with the patient’s managed care or insurance carrier. Our ability to maintain contractual relationships with a broad array of payors is important to our referral physicians and their patients. We have over 360 different contracts with commercial payors, and no one commercial payor accounted for more than 10.0% of our gross revenue during the year ended December 31, 2005. These contracts, which specify the negotiated fees to be paid by each payor for the diagnostic imaging services we provide, enable us to serve patients with insurance coverage through their applicable commercial payors. Our business service centers are responsible for billing our payors in accordance with the terms of these contracts and within our corporate policies.

Marketing

Each of our centers typically has a marketing manager who is fully dedicated to marketing activities. Our center managers also focus on marketing activities. We market to local physicians and payors in an effort to attract new patients, expand and maintain relationships with referring physicians and payors, grow revenue at our existing centers and maintain contractual relationships. Marketing activities include participating in health fairs, organizing and presenting educational programs on new applications and uses of diagnostic imaging technology, developing and conducting customer service programs and calling on managed care organizations and third-party insurance companies to solicit additional contracts. Marketing activities principally focus on referring physicians and managed care entities, while general awareness programs are targeted to patients and referring physicians.

Suppliers

Several substantial companies manufacture MRI (including open and high field MRI), CT and other diagnostic imaging equipment, including Philips Medical Systems, Inc., Siemens Medical Systems, Inc., GE Medical Systems, Inc. and Hitachi Medical Systems America, Inc. We purchase contrast agents, which are used in some of our procedures, and film from major distributors. We believe that we have good working relationships with all of our major suppliers.

Most of our equipment is serviced through an equipment servicing contract with a major manufacturer. That contract requires the service provider to service substantially all of our diagnostic imaging equipment.

Competition

The overall diagnostic imaging services market is highly competitive, with services provided in a variety of settings and by several different types of providers. We compete principally on the basis of our reputation for delivering high quality images and radiologist reports in a timely manner, the comfort and care we provide to patients in our centers and price. We compete with other fixed-site, outpatient diagnostic imaging providers, non-radiologist physician practices, radiologists that own their own equipment, hospitals that own their own equipment and others, including leasing companies that own and operate diagnostic imaging equipment. Our major competitors include HealthSouth Corporation, Radiologix, Inc., InSight Health Services Corp. and Alliance Imaging, Inc. Our competition also includes hospitals, medical clinics and physician groups that provide diagnostic imaging services by leasing mobile diagnostic imaging equipment on a full or part-time basis. Some of our competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. Finally, we face competition from providers of competing technologies that we do not offer, such as PET scans, and may face competition from providers of new technologies in the future.

Increasingly, physician practices that historically have referred patients to our centers or other FICs are installing MRI and CT equipment in their own offices. While we believe we provide a superior package of services with high quality images, typically better equipment, image interpretation by board certified radiologists and other service components, this trend continues to increase the level of competition in our industry and to drive higher utilization.

We operate in a market that is highly fragmented and characterized by the small group of large competitors referred to above and a large number of small competitors. Many of these small competitors are either sole proprietorships or are part of medical practices.

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

We maintain general and professional liability insurance in commercially reasonable amounts. As of December 31, 2005, our per incident and aggregate limits for this insurance policy were $1.0 million and $3.0 million, respectively, and we maintain umbrella coverage in excess of these limits. Additionally, we maintain workers’ compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state’s specific requirements. We have not assumed any material liabilities, known or unknown, of any of the centers we have acquired. However, claims may be asserted against us for events that occurred prior to our acquiring these centers.

The radiologists at our centers may from time to time be subject to malpractice claims. To protect against possible professional liability, we maintain professional liability insurance. We also require all non-

employee radiologists to obtain their own malpractice insurance policies at appropriate levels. Nevertheless, claims, suits or complaints relating to services provided by the radiologists at our centers may be asserted against us in the future, including malpractice claims.

Industry overview

Diagnostic imaging services are generally non-invasive procedures that generate images of the internal anatomy. Diagnostic imaging equipment permits physicians to diagnose injuries, diseases and disorders, often reducing the cost, the amount of care required and the need for costly and invasive diagnostic procedures. Diagnostic imaging procedures include MRI, CT, nuclear medicine, ultrasound, mammography, fluoroscopy, bone densitrometry and x-ray.

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

Bone Densitometry.   Bone densitometry uses an advanced technology called dual-energy x-ray absorptiometry, or DEXA, which safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis.

General X-ray.   X-rays utilize high-energy radiation to penetrate the body and record images of organs and structures on film or digital media.

Diagnostic imaging settings

Diagnostic imaging procedures are typically performed in hospitals, FICs, physician offices and mobile/shared-service units.

Hospitals and Clinics.   Hospitals provide inpatient and outpatient diagnostic imaging services, typically on site. These inpatient and outpatient centers are owned and operated by the hospital or clinic and are primarily used by patients of the hospital or clinic. The hospital or clinic bills third-party payors, such as health insurers, Medicare or Medicaid, for services performed.

FICs.   Independent, fixed-site, outpatient diagnostic imaging centers are not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patient volume and generally do not maintain dedicated, contractual relationships with hospitals or clinics. FICs typically perform their own billing, sales and marketing functions. Freestanding diagnostic imaging centers are generally located in metropolitan areas with established demand for MRI and other imaging services.

Physician Offices.   Increasingly, physician practices that have historically referred patients to FICs, hospitals or clinics are installing MRI and CT equipment in their own offices. While we believe we provide a superior package of services with high quality images, typically better equipment, image interpretation by board certified radiologists and other service components, this trend continues to increase the level of competition in our industry and to drive higher utilization.

Mobile Providers.   In contrast to FICs, mobile imaging operators operate diagnostic imaging equipment in mobile trailers, providing their customers with shared-service or full-time diagnostic imaging services. Mobile providers often target physician practices and small to mid-size hospitals in non-urban areas in need of advanced imaging technologies but without the procedure volume or customer base to justify a fixed-site location. Mobile providers are generally paid directly by hospitals, or physician practices, which in turn bill the third party payors for individual procedures.

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

Regulation and Reimbursement

Licensing and certification.   Healthcare facility construction and operation is subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, and environmental protection laws. Licensing requirements vary among the states in which we operate. Diagnostic imaging centers must meet requirements under these laws in order to participate in government programs, including the Medicare and Medicaid programs, or to contract with certain commercial payors.

In addition, free-standing diagnostic imaging centers that provide services independent of a physician’s office must be enrolled by Medicare as an “Independent Diagnostic Testing Facility” (an “IDTF”) to bill the Medicare program. Medicare fiscal intermediaries have discretion in applying the IDTF requirements and, therefore, the application of these requirements may vary from jurisdiction to jurisdiction. Notwithstanding this complexity, we conduct our operations in compliance, in all material respects,  with federal, state and local laws and make every effort to satisfy the IDTF requirements or, where applicable, to operate as a qualified physician’s practice.

Certificates of need.   The laws of some of the states in which we operate limit our ability to acquire new diagnostic imaging equipment or expand or replace our existing equipment at diagnostic imaging centers because these states require a certificate of need (“CON”) or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging equipment or provision of diagnostic imaging services by us or by those parties for whom we manage facilities. Six of the 13 states in which we operate generally require CONs, subject to certain exemptions. In many cases, a limited number of these CONs are available in a given state. If we are unable to obtain the applicable CONs or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

Conversely, states in which we have obtained a CON may repeal existing CON regulations or liberalize exemptions from the regulations. The repeal of CON regulations in states in which we have obtained CONs or an exemption therefrom would lower barriers to entry for competition in those states and could adversely affect our business.

Our ability to obtain a CON or exemption therefrom in a particular state is not a definitive guarantee that our operations under the applicable CON law will be unchallenged. One or more parties may challenge our CON or exemption therefrom from time to time. While such challenges could be raised on a number of issues, they generally would be based upon the application or interpretation of certain financial formulae contained within the applicable CON statute and either: (i) our adherence to that formulae in the submission of our CON application or exemption therefrom or (ii) the applicable state agency’s interpretation or application of the CON statute in its review of our application. If we are unable to prevail against challenges to our CONs or exemptions therefrom, we may be limited or precluded from continuing our operations in the relevant jurisdictions.

Fee-splitting; corporate practice of medicine.   The laws of many states in which we maintain facilities prohibit unlicensed persons or business entities, including corporations, from employing physicians or engaging in certain financial arrangements, such as splitting professional fees between physicians and non-physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. We structure our relationships with radiologists in a manner that we believe does not constitute the practice of medicine by us. Although we exercise care to structure our arrangements with healthcare providers to comply with relevant state laws, and believe our current arrangements substantially comply with applicable laws, there is no assurance that government officials charged with responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

Medicare and Medicaid reimbursement programs.   Our revenue is derived through our ownership, operation and management of diagnostic imaging centers. During the year ended December 31, 2005,

approximately 27.1% of our gross revenue generated at our diagnostic imaging centers was derived from Medicare and Medicaid.

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

In 1997, the Centers for Medicare and Medicaid Services (“CMS”) created a Medicare enrollment category entitled IDTFs. CMS has created one exception to IDTF enrollment, which applies to radiology group practices. While we generally have enrolled our imaging centers with the Medicare program as IDTFs, some of our centers are enrolled as radiology group practices.

The physician fee schedule is a statutory formula pursuant to which the Department of Health and Human Services (“HHS”) assigns relative values to covered medical procedures based on the specific procedure’s ranking relative to the other procedures on the scale. The physician fee schedule is subject to annual updates, which adjust the rates payable per procedure for inflation, subject to further adjustment that assures projected spending for the year meets allowed spending for that year. Medicare reimbursement totaled $55.2 million of our net revenue for the year ended December 31, 2005. On August 1, 2005, CMS released proposed payment and policy changes specifically reducing payments for certain diagnostic imaging procedures involving contiguous body parts performed in the same session. In November 2005, CMS promulgated final regulations, which would lower the reimbursement for the technical component of each additional imaging procedure by 25% in 2006 and an additional 25% in 2007.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (the “DRA”). The DRA eliminates CMS’s previously announced 4.4% reduction in reimbursement for physician services under the 2006 physician fee schedule, but codifies CMS’s reduction in the reimbursement for scans of contiguous body parts and also provides for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries. The DRA provides that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, will be the lesser of the Medicare Part B physician fee schedule and Medicare’s outpatient prospective payment system schedule (“OPPS”) for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was utilized to reimburse hospitals for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group (“APC”) to which the service is assigned rather than on a hospital’s costs, and had the effect of reducing reimbursement rates from those paid to hospitals for outpatient services on the previous cost-based system. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

We believe that the DRA reimbursement reductions will have a material adverse impact on our results of operations, cash flows and overall financial condition. If these reimbursement reductions had been in full effect during the year ended December 31, 2005, we estimate that the impact on our financial results would have been a $12.2 million reduction in net revenue, comprised of $9.9 million for the impact of the lower of Medicare Part B or OPPS and $2.3 million for the full 50% impact of the contiguous body part reimbursement reduction. This estimate is based on the following assumptions: (i) full implementation of the 50% reduction in reimbursement for contiguous body parts; (ii) 2005 scan volumes and modality mix; (iii) our historic Medicare denial rate; and (iv) published national APC rates for 2006.

We expect the actual impact of the reduction on our Medicare net revenue during 2007 will be comparable to the estimate above if the DRA is not modified prior to January 1, 2007, although payor mix and scan mix during 2007 could vary from our actual experience in 2005, which would impact the effect on the reimbursement reduction.

The estimated impact of the DRA does not include the impact of third party payors, other than Medicare, implementing comparable reductions in reimbursement. If other payors were to implement reductions, our results of operations, cash flows and overall financial condition would be further adversely affected. We are unable to anticipate or estimate the possibility or extent of potential reductions by non-Medicare payors.

To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on Medicare reimbursement rates, any reduction in Medicare rates could result in a corresponding reduction in reimbursement from our commercial payors. Similarly, any change in a significant commercial payor’s reimbursement rates may result in a corresponding change in reimbursement rates with other commercial payors. Future Medicare reimbursement reductions may further reduce the payments we receive for our services. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us for services we provide.

Medicaid.   The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. Both the federal government and many states are currently considering significantly reducing Medicaid funding. In most states in which we operate, Medicaid reimbursement for diagnostic imaging services is lower than the reimbursement rates paid by other payors (including the Medicare program), and some states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. Medicaid represented 5.8% of our gross revenue for the year ended December 31, 2005.

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

The Office of Inspector General (“OIG”) at HHS has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute, provided all applicable criteria are met. The failure to meet all of the applicable safe harbor criteria does not mean, however, that the particular arrangements violate the anti-kickback statute. We have a variety of physician arrangements and, although we do not believe that these agreements violate the law, there is no assurance that regulatory authorities will not determine otherwise or that all of our arrangements meet all of the applicable safe harbor criteria, especially as enforcement of this law historically has been a high priority for the federal government. Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare, Medicaid or other governmental programs, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

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

On March 26, 2004 CMS published Stark Law Phase II regulations, which took effect July 26, 2004. These regulations offer slightly greater flexibility through the addition of certain limited exceptions and more liberal interpretations of certain Stark requirements, while also establishing certain bright line rules that may make it more difficult to qualify certain arrangements for exceptions to the Stark self-referral prohibitions. The Stark II changes have not altered the way in which we structure our business operations.

Although we believe that we have structured our acquisitions of the assets of existing practices and our service agreements for management and administrative services to comply with the Stark Law and regulations, a determination of noncompliance under the Stark Law could have an adverse effect on our business, financial condition and results of operations.

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

In February 2003, we received a request for documents from the United States Department of Justice, or DOJ, regarding our billing practices. The request arose from a lawsuit filed under seal according to the qui tam provision of the Federal False Claims Act. The DOJ thoroughly reviewed the claims made in the qui tam lawsuit and concluded that no government intervention was required in the matter. On September 9, 2005, we reached a settlement with the DOJ to resolve the matter as an alleged Medicare overpayment, pursuant to which we admitted no liability or wrongdoing.  We also entered into a separate settlement agreement with the private parties in the qui tam lawsuit. The aggregate settlement payments pursuant to these settlement agreements did not have a material adverse effect on our financial condition or results of operations.

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

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996.   The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required HHS to adopt standards to protect the security and privacy of health-related information. Although HHS issued proposed rules in 1998 concerning the security standards, final rules were not adopted until February 20, 2003. The security standards contained in the final rules do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, healthcare clearinghouses and healthcare providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability.

With respect to the privacy standards, HHS published final rules in December of 2000. However, on August 14, 2002, HHS published final modifications to the privacy standards. The final modifications eliminated the need for patient consent when the protected health information is disclosed for treatment payment issues or healthcare operations. In addition, the final modifications clarified the requirements related to authorizations, marketing and minimum necessary disclosures of information. All healthcare providers were required to be compliant with the new federal privacy requirements no later than April 14, 2003. We were compliant, in all material respects, with this federal privacy requirement as of April 14, 2003 and continue to be in compliance in all material respects.

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

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. We were compliant, in all material respects, with these electronic transaction standards as of October 2003 and continue to be in compliance.

Compliance Program.   We have a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. Our program also monitors compliance with our Corporate Compliance Plan, which details our standards for: (i) business ethics; (ii) compliance with applicable federal, state and local laws; (iii) business conduct; and (iv) quality of service. An important part of our compliance program consists of conducting periodic audits of various aspects of our operations. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program. Our compliance program has been structured in light of the guidance provided by the OIG.

Internal Audit.   Our internal audit function monitors compliance with our policies and procedures, including those related to billing and collections. The internal audit function was developed within the framework dictated by the Institute of Internal Auditor’s Standards for the Professional Practice of Internal Auditing and other relevant professional standards.

Item 1A.                Risk Factors

You should carefully consider the risks described below as well as other information and data included in this report.

Risks related to our business

Changes in the rates or methods of third-party reimbursement for diagnostic imaging services could result in downward pricing pressure, which would result in a decline in our revenue and harm our financial position.

We derive a majority of our revenue from direct billings to patients and third-party payors such as Medicare, Medicaid and private health insurance companies. As a result, any significant decreases in the rates or adverse changes in methods of reimbursement for the services we provide would have a significant adverse impact on our net revenue and financial results.

CMS periodically increases and decreases the reimbursement rates in the Medicare physician fee schedule (including diagnostic imaging services we provide). Medicare reimbursement totaled $55.2 million of net revenue for the year ended December 31, 2005. On August 1, 2005, CMS released proposed payment and policy changes specifically reducing payments for certain diagnostic imaging procedures involving contiguous body parts performed in the same session. In November 2005, CMS promulgated final regulations, which would lower the reimbursement for the technical component of each additional imaging procedure by 25% in 2006 and an additional 25% in 2007.

On February 8, 2006, President Bush signed the DRA. The DRA eliminates CMS’s previously announced 4.4% reduction in reimbursement for physician services under the 2006 physician fee schedule, but codifies CMS’s reduction in the reimbursement for scans of contiguous body parts and also provides for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries. The DRA provides that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, will be the lesser of the Medicare Part B physician fee schedule and Medicare’s OPPS for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was utilized to reimburse hospitals for outpatient services on a rate per service basis that varies according to the APC to which the service is assigned rather than on a hospital’s costs, and had the effect of reducing reimbursement rates from those paid to hospitals for outpatient services on the previous cost-based system. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

We believe that the DRA reimbursement reductions will have a material adverse impact upon our results of operations, cash flows and overall financial condition. If these reimbursement reductions had been in full effect during the year ended December 31, 2005, we estimate that the impact on our financial results would have been a $12.2 million reduction in net revenue, comprised of $9.9 million for the impact of the lower of Medicare Part B or OPPS and $2.3 million for the full 50% impact of the contiguous body part reimbursement reduction. This estimate is based on the following assumptions: (i) full implementation of the 50% reduction in reimbursement for contiguous body parts; (ii) 2005 scan volumes and modality experience; (iii) our historic Medicare denial rate, and (iv) published national APC rates for 2006.

We expect the actual impact of the reduction on our Medicare net revenue during 2007 will be comparable to the estimate above if the DRA is not modified prior to January 1, 2007, although payor mix and scan mix during 2007 could vary from our actual experience in 2005, which would impact the effect on the reimbursement reduction.

The estimated impact of the DRA does not include the impact of third party payors, other than Medicare, implementing comparable reductions in reimbursement. If other payors were to implement reductions, our results of operations, cash flows and overall financial condition would be further adversely affected. We are unable to anticipate or estimate the possibility or extent of potential reductions by non-Medicare payors.

To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on Medicare reimbursement rates, any reduction in Medicare rates could result in a corresponding reduction in reimbursement from our commercial payors. Similarly, any change in a significant commercial payor’s reimbursement rates may result in a corresponding change in reimbursement rates with other commercial payors. Future Medicare reimbursement reductions may further reduce the payments we receive for our services. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us for services we provide.

Our centers depend on physician referrals and contractual arrangements with insurance carriers for their business.

Our centers are principally dependent on our ability to attract referrals from physicians and other healthcare providers representing a variety of specialties. In order to attract patients with commercial insurance coverage from these referral sources, we must maintain a contractual relationship with their insurance carrier or managed care organization. We currently have over 360 different contracts with commercial payors for diagnostic imaging services provided at our centers, primarily on a discounted fee-for-service basis. Consistent with industry standards, a substantial number of our payor contracts permit payors to unilaterally change their fee schedules that are used to determine the amounts we are reimbursed. A significant decline in referrals through the loss of contracts with commercial payors, or otherwise, would have a material adverse effect on our business, financial condition and results of operations. In addition, if our referral sources purchase their own diagnostic imaging equipment and compete against us, our referrals may be temporarily or permanently reduced.

Our net revenues are significantly impacted by estimates of contractual allowances and the collectibility of claims.

We bill the majority of our payors a gross amount for the diagnostic imaging services we provide. These gross charges are reduced by estimated allowances for contractual adjustments, since we are reimbursed at an agreed upon rate that is significantly lower than the gross rate we charge. Our gross charges are also reduced by doubtful accounts, or uncollectible amounts. Due to the extended period of time over which our claims are adjudicated, our management must estimate the allowance for contractual adjustments and doubtful accounts. These estimates are significant in amount and are complicated by our payor mix and the extended period of time between our provision of services and when we are actually reimbursed by the payor. These estimates are further impacted by trends toward increased patient pay, which is more difficult to collect, and secondary insurance. If we are forced to revise our estimates for contractual adjustments or doubtful accounts, or our existing reserves are not adequate, our financial results and business will be adversely affected.

We compete with other diagnostic imaging companies, referral physicians and hospitals and this competition could adversely affect our revenue and our business.

The overall diagnostic imaging services market is highly competitive, with services provided in a variety of settings and by several different types of providers. We compete principally on the basis of our reputation for delivering high quality images and radiologist reports in a timely manner, the comfort and care we provide to patients in our centers and price. We compete with other fixed-site, outpatient diagnostic imaging providers, non-radiologist physician practices, radiologists that own their own equipment, hospitals that own their own equipment and others, including leasing companies that own and operate diagnostic imaging equipment. Our major competitors include Healthsouth Corporation, Radiologix, Inc., InSight Health Services Corp. and Alliance Imaging, Inc. Our competition also includes hospitals, medical clinics and physician groups that provide diagnostic imaging services by leasing mobile diagnostic imaging equipment on a full or part-time basis. Some of our competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and the ability to acquire newer, more advanced equipment. Finally, we face competition from providers of competing technologies that we do not offer, such as PET scans, and may face competition from providers of new technologies in the future. If we are unable to successfully compete, our customer base would decline and our business, financial condition and results of operations would be harmed.

Certain hospitals, particularly larger hospitals, may directly acquire and operate on-site diagnostic imaging equipment as part of their overall inpatient servicing capability. There have been periods in the recent past when there has been significant excess capacity in the diagnostic imaging business in the United States, which can negatively affect utilization and reimbursement.

In addition, we believe there is a growing trend of non-radiologist physician practices establishing their own diagnostic imaging centers within their group practices, pursuant to exceptions to physician self-referral legislation, which is an increasing source of competition.

An inability to meet our capital expenditure needs could adversely affect our ability to build and maintain our business.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of de novo centers, or new operations, and the acquisition of additional businesses and new imaging equipment. As the technology used in diagnostic imaging continues to advance, and as we continue to open or acquire new centers, our capital expenditures will remain substantial. We incur capital expenditures to, among other things:

•       open de novo centers and acquire centers;

•       upgrade our imaging equipment and its software;

•       make leasehold improvements;

•       upgrade information technology systems;

•       purchase equipment upon termination of operating leases; and

•       replace underperforming equipment.

To the extent we are unable to generate sufficient cash from our operations, funds are no longer available under our senior credit facility or we are unable to secure additional financing on acceptable terms, or at all, we may be unable to fund our capital expenditure requirements. Furthermore, there is no assurance that we will be able to raise any necessary additional funds through bank financing or the issuances of equity or debt securities on terms acceptable to us, if at all.

The time, effort and expense related to our Audit Committee review and the restatement of our historical financial statements may have an adverse effect on our business.

Our management team has spent considerable time and effort dealing with issues raised in connection with our Audit Committee review, our historical accounting and the restatement of our historical financial statements. This significant time commitment and the effort spent has distracted our management, and may have adversely affected our operations and may continue to do so in the future.

Current and prospective patients, radiologists, referral physicians, investors and employees may react adversely to the restatement of our historical financial statements.

Our future success depends in large part on the support of our current and future patients, radiologists, referral physicians, investors and employees. The restatement of our historical financial statements and our inability to file our previous SEC filings in a timely manner could cause current and future patients, radiologists and referral physicians to lose confidence in our company, which may affect their willingness to receive care from us, provide services or equipment to us or refer business to us. In addition, the restatement of our historical financial statements and our inability to file on a timely basis our 2004 Annual Report and certain other SEC filings has caused negative publicity about us and may have a negative impact on our business and the market price of our publicly held notes. Finally, employees and prospective employees, including new executive management employees, may factor in these considerations relating to our stability and the value of any equity incentives in their decision-making regarding employment opportunities.

Loss of key executives and failure to attract qualified management, technologists, radiologists and sales persons could limit our growth and negatively impact our operations.

We depend heavily upon our management team. We entered into an employment agreement with C. Christian Winkle pursuant to which Mr. Winkle was retained as Chief Executive Officer of each of MQ Associates and MedQuest as of October 24, 2005. Mr. Winkle replaced Donald C. Tomasso who served as our interim Chief Executive Officer from March 2005 to October 2005. We currently have an interim Chief Financial Officer and are currently conducting a search to fill this key executive management position. If we are unable to retain our current interim Chief Financial Officer until we hire a suitable full-time replacement, or are unable to attract and retain a qualified executive officer to permanently fill this role, our business, financial condition and results of operations could be materially adversely affected.

We have experienced an increased demand for center managers and marketing personnel with experience in our industry, skilled technologists to operate our diagnostic equipment and qualified radiologists to serve our patients. We compete with other healthcare providers in recruiting and retaining qualified management, marketing personnel, technologists and radiologists responsible for the daily operations of each of our centers. In some of our markets, the availability of skilled and appropriately trained technologists who can operate diagnostic imaging equipment has become a significant operating issue to diagnostic imaging providers. It is impossible to predict the availability of qualified center managers, marketing personnel and technologists or the compensation levels that will be required to hire them. It is equally difficult to predict the availability of qualified radiologists who are essential to reading images and writing the related reports for our referring physicians’ use. We may not be able to retain a sufficient number of technologists and radiologists, and we may be required to pay them bonuses and higher compensation, or to hire more expensive temporary personnel, which would increase our expenses. The loss of the services of any members of our senior management or our inability to hire qualified senior management, field managers, marketing personnel, skilled technologists or qualified radiologists at economically reasonable compensation levels would adversely affect our ability to operate and maintain our business.

We are controlled by J.P. Morgan Partners, LLC, which has the ability to exert significant influence over matters requiring board of directors or stockholder approval.

Affiliates of J.P. Morgan Partners, LLC beneficially own approximately 71.8% of the common stock of MQ Associates, Inc. (on a fully diluted basis). We are controlled by MQ Investment Holdings, LLC and MQ Investment Holdings II, LLC, each of which is an affiliate of J.P. Morgan Partners, LLC. Pursuant to a stockholders agreement among us, MQ Investment Holdings, LLC, MQ Investment Holdings II, LLC and our other stockholders, J.P. Morgan Partners, LLC and its affiliates control us and have the power to elect all of our directors, appoint new management and approve any action requiring the approval of the holders of shares of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, consolidations or sales of all or substantially all of our assets. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our notes. The interests of J.P. Morgan Partners, LLC may conflict with the interests of our other stakeholders.

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

While we are continuing to cooperate with, and to provide requested information and documents to the SEC and the U.S. Attorney’s Office, we cannot predict the outcome of the inquiry or investigation. Such inquiry and/or investigation could have a material adverse effect on our business, financial condition and results of operations.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in revenue could have a significant adverse impact on our financial results.

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

We may be unable to effectively maintain our equipment or generate revenue when our equipment is not working.

Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging equipment. Repair of a piece of diagnostic imaging equipment can take a week or more and results in a loss of revenue. Our warranties, maintenance contracts and business interruption insurance may not fully compensate us for loss of revenue when our equipment is not working. The principal components of our operating costs include depreciation, salaries paid to technologists, annual equipment maintenance costs and insurance costs. Because such a large portion of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenue and margins. Repairs of our equipment are performed for us by the equipment manufacturers or by parties with whom we contract for service. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated equipment malfunctions or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our revenue could decline and our ability to provide services would be harmed.

We may be subject to professional liability risks which could be costly and could negatively impact our business and financial results.

We may be subject to professional liability claims. Although there currently are no known hazards associated with diagnostic imaging or our other imaging technologies when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI or CT scan.

Patients are carefully screened to safeguard against this risk, but screening may nevertheless fail to identify the hazard. We may also be subject to malpractice claims for the work of our radiologists, although most are independent contractors. To protect against the impact of possible professional liability, we maintain professional liability insurance. However, if we are unable to maintain insurance in the future at an acceptable cost, or at all, or if our insurance does not fully cover us and a successful claim was made against us, we could be exposed to liability. While we require our non-employee radiologists to obtain their own malpractice insurance policies, we may be subject to malpractice claims related to the work of our non-employee radiologists. Any claim made against us not fully covered by our insurance policies could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, which could negatively impact our business and financial results.

We may not be able to achieve the expected benefits from any past or future acquisitions, which would adversely affect our financial condition and results.

We have historically relied on acquisitions as one method of expanding our business. As of December 31, 2005, we had completed 44 acquisitions of diagnostic imaging centers. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of companies that have previously operated separately involves a number of risks, including:

•       demands on management related to the increase in our size as the result of an acquisition;

•       the diversion of our management’s attention from the management of daily operations to the integration of operations;

•       difficulties in the assimilation and retention of employees; and

•       challenges related to converting the acquired entities to our financial and operating systems.

We may not be able to maintain the levels of operating efficiency acquired companies will have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant or excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other benefits related to economies of scale that we hoped to achieve after these acquisitions, which would harm our financial condition and results.

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

Technological change in the diagnostic imaging services industry may accelerate in the future. The effect of technological change could significantly impact our business. The development of new scanning technology or new diagnostic applications for existing technology may require us to adapt our existing technology or acquire new or technologically improved equipment in order to successfully compete. In the future, however, we may not have the financial resources to adequately upgrade our technology, particularly given our indebtedness. The development of new technologies or refinements of existing ones might make our existing equipment technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, our equipment.

Our revenue may fluctuate or be unpredictable and this may harm our financial results.

The amount and timing of revenue that we may derive from our business will fluctuate based on:

•       changes in the number of days of service we can offer with respect to a given diagnostic imaging equipment due to equipment malfunctions;

•       the geographic location of our centers;

•       patient pay and deductible obligations; and

•       seasonal and weather factors.

We derive a portion of our revenues from patient pay and deductible obligations. These obligations are often greater in the beginning of the calendar year, and thus our revenue related to such patient pay may fluctuate from quarter to quarter. We also experience seasonality and other fluctuations in the volume of our services. Referral source and patient vacation schedules, events and population movements specific to certain of our operating regions and inclement weather may affect our revenues. As a result, our revenue may significantly vary from quarter to quarter, and our quarterly results may be below market expectations. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these fluctuations in revenue, which would make our business difficult to operate and would harm our financial results.

Some of our imaging services involve the handling of hazardous materials and wastes, including the use and disposal of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for violations of environmental, health and safety laws.

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

Risks related to our high degree of indebtedness

Our substantial level of indebtedness and limitations on our ability to incur additional debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our debt instruments.

We are highly leveraged. Our total indebtedness at December 31, 2005 was $337.7 million. The following chart shows our level of indebtedness at December 31, 2005 (in millions of dollars).

December 31, 2005
12¼% senior discount notes (including accretion)	$99.6
11 7/8% senior subordinated notes (net of discount)	176.9
Senior revolving credit facility	—
Tranche B term facility	58.5
Other	2.7
Total debt	$337.7

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

•       Certain of our borrowings, primarily borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:

•       changes in reimbursement rates;

•       fluctuations in interest rates;

•       increased operating costs;

•       trends in diagnostic imaging; and

•       regulatory developments.

We cannot make any assurance that we will maintain a level of cash flows from operating activities or that future borrowings will be available under our senior credit facility in amounts sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our required annual debt service in 2005 was $28.6 million and is expected to be approximately $35.5 million in 2006. Our 2005 debt service payments and our expected debt service payments for 2006 include approximately $1.0 million and $0.4 million, respectively, of additional interest paid pursuant to our senior credit facility amendment and the amendments to our indentures as a result of our consent solicitation described below. See “Forward-Looking Statements.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior credit facility and the indentures governing our

12¼% Notes and 11 7/8% Notes restrict, and the indentures governing the notes would restrict, our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

In addition, our senior credit facility contains restrictive covenants and requires MedQuest and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no  assurance that we will continue to meet those tests. A breach of any of these covenants could result in a default under our senior credit facility or the indentures governing our 12¼% Notes and 11 7/8% Notes and the acceleration of all borrowings thereunder, together with accrued and unpaid interest and fees. In addition, upon the occurrence and continuation of an event of default under our senior credit facility, the lenders could elect to  terminate all commitments to extend further credit and proceed against the collateral granted to them to secure indebtedness under the senior credit facility. We have pledged a significant portion of our assets as collateral under the senior credit facility. If the lenders under our senior credit facility accelerate the repayment of borrowings, there is no assurance that we will have sufficient assets to repay the senior credit facility and our other indebtedness, including our notes.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior credit facility, are at variable rates of interest and expose us to interest rate risk. At December 31, 2005, approximately $58.5 million of our total outstanding indebtedness of $337.7 million, or approximately 17.3%, was subject to variable rates of interest. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would be adversely affected.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our notes do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2005, we had borrowing availability under our senior credit facility, net of $0.6 million of outstanding letters of credit, of approximately $79.4 million. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

•       the federal Health Insurance Portability and Accountability Act of 1996;

•       the federal physician self-referral prohibition commonly known as the Stark Law and state equivalents of the Stark Law;

•       state laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians; and

•       federal and state laws governing the diagnostic imaging equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels.

If our operations are found to be in violation of any of the laws and regulations described in this risk factor or the other governmental regulations which govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or the curtailment of our operations. Any material penalties, damages, fines or curtailment of our operations, individually or in the aggregate, would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

In addition, healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as necessary and in response to changes in the regulatory environment. There is no assurance, however, that any new healthcare laws or regulations will not adversely affect our business. There is no assurance that a review of our business by judicial or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

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

In February 2003, we received a request for documents from the United States Department of Justice regarding our billing and other practices. While we believed that we were in material compliance with applicable governmental laws and regulations, we settled with the Department of Justice in September 2005 pursuant to an overpayment claim. If we become the subject of similar investigations in the future by any federal or state government agency regarding our billing practices or any other aspect of our business, it could have a material adverse effect on our business, financial position and results of operations.

If we fail to comply with various licensure, certification and accreditation standards, we may be subject to loss of licensure, certification or accreditation, which would adversely affect our operations.

Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers, personnel, other required certificates for certain types of healthcare centers and major medical equipment. In addition, independent diagnostic imaging centers that provide services outside of a physician’s office must be enrolled by Medicare as an IDTF to bill the Medicare program. Medicare fiscal intermediaries have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2005 approximately 36.8% of our total gross revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid). A change in the applicable license or enrollment status of one of our facilities could adversely affect our other facilities, and in turn, us as a whole. We intend to conduct our operations in compliance with applicable federal, state, and local laws and we monitor developments in healthcare law so that we can modify our operations from time to time as the business and regulatory environment changes.

Our inability to obtain certificates of need, as well as the application of state certificate of need regulations could harm our business and financial results.

Some states require a CON or similar regulatory approval prior to the acquisition of high-cost capital items including diagnostic imaging equipment or provision of diagnostic imaging services. Six of the 13 states in which we operate require a CON (with certain de minimus exceptions) and more states may adopt similar licensure frameworks in the future. Accordingly, in states where CONs are required without any de minimus exceptions, we must obtain a new CON before we can acquire MRI or CT diagnostic imaging equipment or expand the services that we provide at an existing center by adding additional diagnostic imaging equipment. In many cases, a limited number of these CONs are available in a given state. For the year ended December 31, 2005, approximately 70.0% of our gross revenue was generated in states in which a CON is required. If we are unable to obtain the applicable CON or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

As of December 31, 2005, we leased approximately 50,000 square feet of space in Alpharetta, Georgia for our executive and principal administrative offices. As of December 31, 2005, we operated 92 centers in 13 states as described in the following table:

State	Total Number of centers	Number of de novo centers	Number of acquired centers	Percentage of gross revenues for the year ended December 31, 2005
Georgia*	24	17	7	18.3%
North Carolina*	14	7	7	26.0%
South Carolina*	13	7	6	13.2%
Arizona	12	5	7	15.5%
Florida	6	5	1	4.2%
Missouri*	4	2	2	2.5%
Alabama	3	2	1	3.0%
Tennessee*	5	1	4	5.1%
Virginia*	4	0	4	5.0%
Texas	4	3	1	3.0%
Wisconsin	1	0	1	0.3%
New Mexico	1	0	1	2.7%
Illinois	1	0	1	1.2%
	92	49	43	100.0%

*                    Indicates state where certificates of need are required. The State of Missouri has broad exceptions from CON regulations and we do not have any centers in Missouri with a CON.

As of December 31, 2005, we owned one and leased 91 of the properties upon which our 92 centers were located. We lease certain of our properties from related parties (See Item 13).

Item 3.                        Legal proceedings

We are engaged from time to time in the defense of lawsuits and administrative proceedings arising in the ordinary course and conduct of our business and have insurance policies covering potential insurable losses where this coverage is cost-effective.

In February 2003, we received a request for documents from the United States Department of Justice (“DOJ”) regarding our billing practices. The request arose from a lawsuit filed under seal according to the qui tam provision of the Federal False Claims Act. The DOJ thoroughly reviewed the claims made in the qui tam lawsuit and concluded that no government intervention was required in the matter. On September 9, 2005, we reached a settlement with the DOJ to resolve the matter as an alleged Medicare overpayment, pursuant to which we admitted no liability or wrongdoing.  We also entered into a separate settlement agreement with the private parties in the qui tam lawsuit. The aggregate settlement payments pursuant to these settlement agreements did not have a material adverse effect on our financial condition or results of operations.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Class A Common Stock and common stock of MQ Associates. There were six owners of record for each of the Class A Common Stock and common stock of MQ Associates at December 31, 2005. In August 2004, MQ Associates paid a dividend to holders of its common stock with the net cash proceeds from the offering of its $136.0 million aggregate principal amount at maturity of 12¼% senior discount notes due August 2012 (“12 1/4% Notes”). MQ Associates does not anticipate paying any dividends in the foreseeable future. The indenture related to the 12¼% Notes limits the ability of MQ Associates to pay dividends to its stockholders. In addition, the senior credit facility and indenture related to the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due August 2012 (“11 7/8% Notes”) issued by MedQuest limit the ability of MedQuest to pay dividends to MQ Associates. On September 7, 2005, we entered into a securities purchase agreement with MQ Investment Holdings II, LLC, an affiliate of JP Morgan Partners, LLC, pursuant to which MQ Associates issued and sold to MQ Investment Holdings II, LLC 20,000,000 shares of Series A Redeemable Preferred Stock and a warrant to purchase 3,000,000 shares of common stock in exchange for $20.0 million.

We believe that the foregoing issuances of our equity securities did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. MQ Investment Holdings II, LLC is an accredited investor, and no general solicitation or advertising was used. No underwriters, brokers or finders were involved in these transactions.

Each share of Series A Preferred Stock is convertible, at the holder’s option, immediately prior to the consummation of either a qualified public offering or a liquidation or sale, into that number of fully paid and non-assessable shares of Class A Common Stock equal to the quotient obtained by dividing (x) the aggregate original cost of such shares of the Series A Preferred Stock to be converted by (y) the applicable conversion price for the Series A Preferred Stock. The conversion price per share at which shares of Class A Common Stock shall be issuable upon conversion of Series A Preferred Stock was initially equal to (1) the qualified initial public offering price, in the case of conversion immediately prior to such event, or (2) original cost, in the case of conversion immediately prior to a liquidation or sale. The warrant is exercisable in whole or part at any time prior to September 7, 2015 into common stock upon payment of the aggregate exercise price. The exercise price for each share of common stock underlying the warrant is $.01 per share, subject to adjustment.

Item 6.                        Selected Financial Data

The following table sets forth our selected historical consolidated financial data and other data. The selected consolidated historical financial data set forth below should be read in conjunction with and is qualified in its entirety by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and the related notes located elsewhere in this report. The selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from financial statements audited by PricewaterhouseCoopers LLP.

	Fiscal year ended December, 31
	2005	2004	2003	2002	2001
	(in millions)
Statement of operations data:
Net revenues from services	$293.0	$274.6	$238.6	$200.3	$132.8
Costs and expenses:
Operating expenses, excluding depreciation and amortization	136.1	124.5	106.7	90.5	60.7
Marketing, general and administrative expenses	104.9	101.5	81.5	65.4	50.2
Loss on disposal of assets	1.6	1.6	0.2	0.2
Depreciation and amortization(1)	35.9	31.5	27.5	23.4	17.6
Income from operations	14.5	15.5	22.7	20.8	4.3
Interest expense, net	41.0	30.4	24.3	26.6	8.3
Equity in earnings of unconsolidated joint ventures	(0.3)	(0.3)	—	—	—
Loss before income taxes and minority interest in net income of consolidated subsidiary	(26.2)	(14.6)	(1.6)	(5.8)	(4.0)
Provision (benefit) for income taxes	3.0	2.1	1.2	(2.1)	2.1
Minority interest in net income of consolidated subsidiary	—	—	—	—	0.1
Net loss	$(29.2)	$(16.7)	$(2.8)	$(3.7)	$(6.2)
Other financial data:
Net cash and cash equivalents provided by operating activities	$34.0	$33.0	$31.4	$17.4	$19.9
Net cash and cash equivalents used in investing activities	(19.1)	(53.0)	(36.2)	(52.1)	(59.4)
Net cash and cash equivalents provided (used) by financing activities	(4.3)	14.3	8.4	32.5	42.6
Capital expenditures	17.4	49.4	30.1	40.9	33.9
Ratio of earnings to fixed charges(2)	0.4x	0.5x	0.9x	0.8x	0.6x
Dividends paid	$—	$80.2	$—	$—	$—
Balance sheet data (at period end):
Cash and cash equivalents	$11.6	$1.0	$6.7	$3.2	$5.4
Working capital	(5.5)	3.8	18.3	18.9	(11.8)
Total assets	198.4	220.5	204.4	183.6	132.3
Total debt	337.7	352.0	249.2	236.2	117.0
Redeemable preferred stock	70.0	50.0	50.0	50.0	105.3
Total stockholders’ deficit	(258.3)	(229.1)	(132.2)	(129.4)	(111.7)

	Fiscal year ended December, 31
	2005	2004	2003	2002	2001
	(in millions)
Operating data:
Number of centers:
Balance, beginning of period	94	83	76	65	42
Additional, de novo	3	11	6	4	10
Additional, acquired	1	5	1	7	13
Closures	(6)	(5)	—	—	—
Balance, end of period	92	94	83	76	65

(1)          In adopting SFAS 142, effective January 1, 2002, we no longer amortize goodwill and CONs. There was no impairment to goodwill and CONs as a result of the impairment test performed. Amortization expense for goodwill and CONs for the years ended December 31, 2001 was $0.9 million.

(2)          Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of (i) interest (ii) amortization of debt issuance costs and discount on the 11 7/8% Notes and (iii) an allocation of one-third of the rental expense from operating leases, which management considers to be a reasonable approximation of the interest factor of operating lease payments.

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

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers. As of December 31, 2005, we operated a network of 92 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For year ended December 31, 2005,  67.0% of our gross revenue was derived from MRI services and 18.2% of our gross revenue was derived from CT services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography services.

We were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”) without unreasonable effort or expense due to the inability of management to complete the preparation of the required financial statements for fiscal year 2004 for the reasons discussed below. At the time, the Audit Committee of our board of directors was engaged in a review of the valuation of net patient receivables as presented in our historical financial statements. The results of that review indicated that the allowance for contractual adjustments and doubtful accounts for patient receivables had been understated. In addition, we determined that other adjustments were necessary to properly reflect the valuation of property and equipment, to correct the accounting for accounts payable and certain accrued liabilities and to correct the accounting for leases. The impact of the foregoing adjustments, and the provision for income tax, is discussed in further detail under “Prior Period Restatement” below.

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and what we will ultimately collect from third party payors. For the year ended December 31, 2005, approximately 54.5% of our gross patient revenues came from managed care and commercial payors, 36.8% from government payors and 8.7% from other sources, including gross revenue from patients who were not insured. We have over 360 different contracts with commercial payors, and no single commercial payor accounted for more than 10.0% of our gross revenue for the year ended December 31, 2005. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members, who are our patients. We estimate the allowance for contractual adjustments and doubtful accounts utilizing an analysis that considers historical data consisting of gross charges, claim adjudication, cash receipts and refunds. Based upon that analysis, management estimates the anticipated collection rate for gross charges outstanding as of the balance sheet date and recognizes the required change in the allowance for contractual adjustments and doubtful accounts as a charge to gross patient revenue for the period.

Medicare payments for most diagnostic imaging services covered by Medicare are periodically subject to increases and decreases. To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on current Medicare reimbursement levels, any changes in Medicare reimbursement rates will result in a corresponding change in reimbursement from our commercial payors. Medicare reimbursement totaled $55.2 million of net revenue for the year ended December 31, 2005. On August 1, 2005, CMS released proposed payment and policy changes specifically reducing payments for certain diagnostic imaging procedures involving contiguous body parts performed in the same session. In November 2005, CMS published final regulations, which would lower the reimbursement for the technical component of each additional imaging procedure by 25% in 2006 and an additional 25% in 2007.

On February 8, 2006, President Bush signed the DRA. The DRA eliminates CMS’s previously announced 4.4% reduction in reimbursement for physician services under the 2006 physician fee schedule, but codifies CMS’s reduction in the reimbursement for scans of contiguous body parts and also provides for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries. The DRA provides that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, will be the lesser of the Medicare Part B physician fee schedule and Medicare’s OPPS for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was utilized to reimburse hospitals for outpatient services on a rate per service basis that varies according to the APC to which the service is assigned rather than on a hospital’s costs, and had the effect of reducing reimbursement rates from those paid to hospitals for outpatient services on the previous cost-based system. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

We believe that the DRA reimbursement reductions will have a material adverse impact upon our results of operations, cash flows and overall financial condition. If these reimbursement reductions had been in full effect during the year ended December 31, 2005, we estimate that the impact on our financial results would have been a $12.2 million reduction in net revenue, comprised of $9.9 million for the impact of the lower of Medicare Part B or OPPS and $2.3 million for the full 50% impact of the contiguous body part reimbursement reduction. This estimate is based on the following assumptions: (i) full implementation of the 50% reduction in reimbursement for contiguous body parts; (ii) 2005 scan volumes and modality mix; (iii) our historic Medicare denial rate; and (iv) published national APC rates for 2006.

We expect the actual impact of the reduction on our Medicare net revenue during 2007 will be comparable to the estimate above if the DRA is not modified prior to January 1, 2007, although payor mix and scan mix during 2007 could vary from our actual experience in 2005, which would impact the effect on the reimbursement reduction.

The estimated impact of the DRA does not include the impact of third party payors, other than Medicare, implementing comparable reductions in reimbursement. If other payors were to implement reductions, our results of operations, cash flows and overall financial condition would be further adversely affected. We are unable to anticipate or estimate the possibility or extent of potential reductions by non-Medicare payors.

To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on Medicare reimbursement rates, any reduction in Medicare rates could result in a corresponding reduction in reimbursement from our commercial payors. Similarly, any change in a significant commercial payor’s reimbursement rates may result in a corresponding change in reimbursement rates with other commercial payors. Future Medicare reimbursement reductions may further reduce the payments we receive for our services. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us for services we provide.

The principal components of our operating costs, excluding depreciation and amortization, are compensation paid to radiologists and technologists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs, excluding depreciation and amortization, as a percentage of net revenue, have increased from 45.3% for the year ended December 31, 2004 to 46.5% for the year ended December 31, 2005.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (i) operations overhead; ii) corporate overhead; and (iii) bad debt expense. Operations overhead includes wages and benefits for center personnel (excluding radiologists and technologists) and transcriptionists, regional management, regional billing centers and local marketing and is proportionately related to growth in revenue. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for the years ended December 31, 2005 and 2004 (in thousands of dollars). MG&A expenses, as a percentage of net revenue, have decreased from 37.0% for the year ended December 31, 2004 to 35.8% for the year ended December 31, 2005.

	Year Ended December 31,
	2005	% Net Revenue	2004	% Net Revenue
Operations overhead	$63,401	21.6%	$59,385	21.6%
Corporate overhead	26,093	8.9%	24,972	9.1%
Bad debt expense	15,397	5.3%	17,140	6.3%
Total	$104,891	35.8%	$101,497	37.0%

For the year ended December 31, 2005, the corporate overhead component of MG&A of approximately $26.1 million included approximately $7.5 million of costs for the audit committee review, restatement, consent fees, executive search fees and other related expenses and $0.8 million of proceeds from the settlement of an insurance claim. After excluding these items, corporate overhead was approximately $19.4 million, or 6.6% of net revenue. For the year ended December 31, 2004, the corporate overhead component of MG&A of approximately $25.0 million included costs of approximately $1.3 million for certain one-time bonuses paid to non-executive management employees in connection with our August 2004 12 1/4% Note offering and approximately $2.8 million in legal costs related to the settlement of a class action lawsuit and our DOJ billing matter. After excluding these items, corporate overhead would have been approximately $20.8 million compared to $19.4 million for 2005. The $1.4 million decrease from 2004 to 2005 is primarily attributable to a decrease in legal expenses in 2005.

Under our patient receivable collections policy, we attempt to collect as much patient pay amounts as possible at the point of service. Any balances remaining due from patients after claims have been adjudicated are collected through a process that includes internal billing and collection efforts. Patient pay amounts are written off to bad debt when they are deemed uncollectible.

The concentration of gross revenue and gross patient receivables by payor class, as a percentage of total gross revenue and total gross patient receivables as of December 31, 2005, is as follows:

	Gross revenue	Gross patient receivables	DSO(1)
Managed care and commercial payors	54.5%	55.3%	44.3
Medicare	21.3%	17.9%	40.0
Medicaid	5.8%	5.3%	44.4
Other third party payors	8.7%	11.4%	66.7
Other governmental and workers’ compensation payors	9.7%	10.1%	53.4
Total	100.0%	100.0%

(1)          DSO represents the days sales outstanding, which measures the number of days of sales included in patient receivables based upon gross revenue and gross patient receivables.

Our growth has come from same center revenue, de novo development and strategic acquisitions. We seek to increase our same center revenue by attracting new referring physicians, extending hours of operations, managing our scan and payor mix and adding capacity and modalities to meet local market needs. De novo development generally comes through expansion within our local markets. Strategic acquisitions allow us to quickly enter new markets, and to further penetrate existing markets with additional centers.

We experience seasonality in our revenue resulting from holidays, inclement weather and referral source and patient vacations, which result in fewer patient scans during certain times of the year.

Prior Period Restatement

Commencing February 2005, our Audit Committee engaged in a review of the valuation of the net patient receivables and allowance for doubtful accounts as presented in our historical financial statements. The results of that review indicated that the allowance for contractual adjustments and doubtful accounts for patient receivables had been understated, which led to the restatement of our financial statements for this and various other accounting errors. Based on the findings of the Audit Committee review, we determined that our financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, and the quarters ended March 31, June 30 and September 30, 2004 and 2003 should be restated. In our 2004 Annual Report, we restated our Annual Reports on Form 10-K for fiscal years 2003 and 2002, and we restated our consolidated results of operations for the first three quarters of the years ended December 31, 2004 and 2003. For additional information regarding the restatement, refer to Note 2, “Prior Period Restatement” in the consolidated financial statements included in our 2004 Annual Report. The consolidated financial statements included in this report reflect the adjustments made in the 2004 Annual Report.

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenues, for the periods indicated:

	Year ended December 31,						Percentage Change
							2005 vs.	2004 vs.
	2005		2004		2003		2004	2003
Net revenues from services	$293.0		$274.6		$238.6		6.7%	15.1%
Operating expenses	136.1	46.5%	124.5	45.3%	106.7	44.7%	9.3%	16.7%
MG&A expenses	104.9	35.8%	101.5	37.0%	81.5	34.2%	3.3%	24.5%
Loss on disposal of assets	1.6	0.5%	1.6	0.6%	0.2	0.1%	6.2%	700.0%
Depreciation and amortization	35.9	12.3%	31.5	11.5%	27.5	11.5%	13.7%	14.5%
Income from operations	14.5	4.9%	15.5	5.6%	22.7	9.5%	(6.5)%	(31.7)%
Interest expense, net	41.0	14.0%	30.4	11.1%	24.3	10.2%	34.9%	25.1%
Equity in earnings of unconsolidated joint ventures	(0.3)	(0.1)%	(0.3)	(0.1)%	—	0.0%	N/M	N/M
Provision for income taxes	3.0	1.0%	2.1	0.8%	1.2	0.5%	N/M	N/M
Net loss	$(29.2)	(10.0)%	$(16.7)	(6.1)%	$(2.8)	(1.2)%	N/M	N/M

Year ended December 31, 2005 compared to year ended December 31, 2004

Net revenue was $293.0 million for the year ended December 31, 2005, representing an increase of $18.4 million, or 6.7%, from net revenue of $274.6 million for the year ended December 31, 2004. We experienced same center net revenue growth of $3.4 million, or 1.2%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at year end. Our new centers added $19.2 million, or 6.9%, of net revenue growth for the year ended December 31, 2005 compared to the year ended December 31, 2004. New centers are defined as centers opened since the beginning of the prior year. We closed six centers during the year ended December 31, 2005, which reduced net revenue by $3.7 million compared to the prior year. Managed centers accounted for a decrease in net revenue of $0.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004.

The increase in net revenue from same centers of $3.4 million for the year ended December 31, 2005, resulted from changes in scan volume, scan mix by modality and pricing, which includes changes in payor mix and contractual rates. During the year ended December 31, 2005, volume at same centers increased, resulting in higher net revenue of $5.0 million. This increase and pricing changes, which increased net revenue by $1.7 million, were partially offset by the impact of changes in scan mix by modality, which reduced net revenue by $3.3 million.

Net revenue for the three months ended December 31, 2005 was $70.2 million compared to $71.1 million for the same period in 2004. The decrease of $0.9 million is attributable to a decline in net revenue from existing, and closed and managed centers of $2.9 million and $1.1 million, respectively, offset by an increase in net revenue from new centers of $3.1 million.

Operating expenses were $136.1 million for the year ended December 31, 2005, representing an increase of $11.6 million, or 9.3%, as compared to $124.5 million for the year ended December 31, 2004. Operating expenses, as a percentage of net revenue, increased to 46.5% for the year ended December 31, 2005, as compared to 45.3 % for the year ended December 31, 2004. The increase in operating expenses, as a percentage of net revenue, was primarily the result of higher radiologist, technician and real estate rental costs. The increase in radiologist costs was driven by an increase in net revenue and a higher mix of lower modality scans. The increase in technician costs was a result of higher demand for these services in our markets. Real estate rental costs increased due to the opening of new centers and recognition of the future obligations associated with closed locations.

We account for closed center liabilities related to exit and disposal activities in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Accordingly, we recorded a liability of $0.3 million for the year ended December 31, 2005 for obligations associated with the closing of six centers, compared to $0.7 million for the year ended December 31, 2004. These costs are reflected in the consolidated statement of operations as operating expenses. Additionally, as discussed below, we incurred a loss on disposal of assets of $1.4 million related to these closures. The six centers closed during the period had combined operating losses of $1.1 million on net revenue of approximately $3.8 million for the year ended December 31, 2004.

MG&A expenses were $104.9 million for the year ended December 31, 2005, representing an increase of $3.4 million, or 3.3%, as compared to MG&A expenses of $101.5 million for the year ended December 31, 2004. MG&A expenses, as a percentage of net revenue, were 35.8% for the year ended December 31, 2005, as compared to 37.0% for the year ended December 31, 2004. During the year ended December 31, 2005, we received $0.8 million related to the settlement of an insurance claim, which is included in other income as part of MG&A. MG&A expenses for the year ended December 31, 2005 included expenses of approximately $7.5 million associated with the audit committee review, the restatement, debt holder consent fees, executive search fees and other related expenses. During the year ended December 31, 2004, we had approximately $2.8 million of legal costs related to the settlement of a class action lawsuit and our DOJ billing matter and approximately $1.3 million for certain one-time bonuses paid to non-executive management employees in connection with our August 2004 12 1/4% Note offering.

During the year ended December 31, 2004, we recorded losses on disposal of assets of $1.6 million, which included an impairment charge in the amount of approximately $1.9 million related to certain computer software, compared to losses on disposal of assets of $1.6 million for the year ended December 31, 2005. The computer software consisted of a proprietary radiology information system combined with a standalone accounts receivable module. The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to our determination to discontinue its implementation. In 2004, replacement software that satisfied our growth needs was identified and implemented. As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use. The charge related to this software is reflected in the loss on disposal of assets and the portion subject to accelerated amortization was fully amortized in June 2005. The losses on disposal of assets of $1.6 million for the year ended December 31, 2005 were incurred primarily in connection with the closing of six centers, as discussed above.

Depreciation and amortization was $35.9 million, or 12.3% of net revenue, for the year ended December 31, 2005, as compared to $31.5 million, or 11.5% of net revenue, for the year ended December 31, 2004. The $4.4 million increase in depreciation expense was the result of increased capacity associated with capital expenditures made in 2004.

Interest expense, net was $41.0 million for the year ended December 31, 2005, representing an increase of $10.6 million, or 34.9%, from $30.4 million for the year ended December 31, 2004. The increase in interest expense, net was a result of a higher level of average outstanding debt and an increase in our weighted average interest rate. The average outstanding debt increased approximately $62.3 million during the year ended December 31, 2005 compared to the year ended December 31, 2004, which resulted in increased interest expense of approximately $6.6 million.

The increase in average outstanding debt was principally the result of the issuance of the 12 1/4% Notes which, at December 31, 2005, had an accreted value of $99.6 million. The increase in the weighted average interest rate, from 10.65% for the year ended December 31, 2004 to 11.39% for the year ended December 31, 2005, resulted in approximately $2.6 million of additional interest expense. In addition, approximately $1.0 million and $0.4 million of additional interest expense was recorded in 2005 in conjunction with the consent solicitations and the credit facility waivers related to the restatement, respectively, which are described elsewhere in this report. The increases were partially offset by a $1.6 million gain on the termination of an interest rate swap agreement.

Income taxes were $3.0 million for the year ended December 31, 2005, as compared to $2.1 million for the year ended December 31, 2004. Tax expense reflects the results of adjustments to the valuation allowance due to anticipated ongoing tax losses. We continue to present deferred tax liabilities related to differences in GAAP and tax accounting for indefinite lived intangible assets. Under GAAP, indefinite lived intangible assets are not amortized but periodically assessed for impairment, which results in a permanent difference associated with the amount of accumulated tax amortization. There were federal and state net operating loss carryforwards amounting to approximately $72.1 million and $123.8 million, respectively, at December 31, 2005.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net revenue was $274.6 million for the year ended December 31, 2004, representing an increase of $36.0 million, or 15.1%, from revenue of $238.6 million for the year ended December 31, 2003. This increase was due to continued growth in same center revenue, incremental revenue from new centers and growth in service fee revenue, partially offset by a decrease in pricing. Same center growth, defined as centers in operation at the beginning of the prior year, contributed $17.7 million of the increase in net revenue, or a 7.4% increase over prior year. New centers, defined as centers added since the beginning of the prior year, contributed $19.8 million of the increase in net revenue compared to 2003. We opened seven centers in 2003 and eleven centers in 2004. Of these eighteen centers, five were added through acquisition and thirteen were de novo development. Fee revenue consisting of management fee revenue and net profit of joint ventures, contributed an additional $1.7 million in 2004. Pricing reduced net revenue by $2.6 million, for a decrease of 1.0% of total net revenue.

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

We account for closed center liabilities related to exit and disposal activities in accordance with SFAS No. 146. Accordingly, we recorded a liability of $0.7 million in the year ended December 31, 2004 for obligations associated with the closing of five centers. These costs are reflected in the consolidated statement of operations as operating expenses.

MG&A expenses were $101.5 million for the year ended December 31, 2004, representing an increase of $20.0 million, or 24.5%, as compared to MG&A expenses of $81.5 million for the year ended December 31, 2003. MG&A expenses as a percentage of net revenue were 37.0% in 2004, as compared to 34.2% in 2003. The increase was the result of higher wages and related expenses, legal and professional fees, communications expenses and bad debt expense. Wages and related expenses increased as a percentage of net revenue and as a result were $1.7 million higher than 2003. This increase was the result of higher personnel levels and costs associated with the implementation of new billing software and changes to our billing processes. In addition, we paid certain one-time bonuses, of approximately

$1.3 million, to non-executive management employees in 2004 in connection with our August 2004 12 1/4% Notes offering. Legal expenses, which were primarily impacted in 2004 by the settlement of a class action lawsuit and our DOJ billing matter, increased by approximately $3.0 million compared to 2003. Communications expenses, associated with data lines used to connect our centers to our corporate offices, increased by approximately $0.8 million in 2004 as a result of the implementation of new billing software. Finally, bad debt expense increased from 5.8% of net revenue in 2003 to 6.2% of net revenue in 2004. This increase was the result of numerous factors, including changes in collection experience of patient pay accounts receivable in 2004.

In the year ended December 31, 2004, we recorded an impairment charge in the amount of approximately $1.9 million related to certain computer software. The computer software consisted of a proprietary radiology information system combined with a stand alone accounts receivable module. The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to our determination to discontinue its implementation. In 2004, replacement software that satisfied our growth needs was identified and implemented. As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use. The charge related to this software is reflected in the loss on disposal of assets and the portion subject to accelerated amortization was fully amortized in June 2005.

Depreciation and amortization was $31.5 million, or 11.5% of net revenue, for the year ended December 31, 2004, as compared to $27.5 million, or 11.5% of net revenue, for the year ended December 31, 2003.

Interest expense, net was $30.4 million for the year ended December 31, 2004, representing an increase of $6.1 million, or 25.1%, from $24.3 million for the year ended December 31, 2003. The increase in interest expense, net was a result of an increase in the total outstanding debt and an increase in our weighted average interest rate. Total outstanding debt increased approximately $102.5 million in 2004 compared to 2003, which resulted in increased interest expense of approximately $4.3 million. The increase in total outstanding debt was principally the result of the issuance of the 12 1/4% Notes and an increase in the outstanding borrowings under our revolving credit facility, which amounted to $88.4 million in accreted value and $14.5 million, respectively, partially offset by the amortization of certain other debt. The increase in the weighted average interest rate, from 9.97% in 2003 to 10.65% in 2004, resulted in approximately $1.7 million of additional interest expense.

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

Our expansion and acquisition strategy may require substantial capital, and no assurance can be given that we will be able to raise any necessary funds in addition to those currently available to us through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all. Moreover, if we were to engage in one or more significant acquisition or divestiture transactions, it may be necessary for us to restructure our existing credit arrangements.

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

Cash flows

Year ended December 31, 2005 compared to year ended December 31, 2004

Net cash provided by operating activities was $34.0 million for the year ended December 31, 2005, representing an increase of $1.0 million, or 3.0%, from $33.0 million for the year ended December 31, 2004. This difference resulted from a higher net loss offset by higher non-cash expenses and changes in working capital. The increased non-cash expenses principally related to depreciation expense and accretion of the discount on notes payable, partially offset by lower bad debt expense. The impact of these non-cash expenses was approximately $10.6 million higher for the year ended December 31, 2005 than for the year ended December 31, 2004. Overall, the changes in working capital assets and liabilities increased net cash provided by operating activities by $2.9 million for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Net cash used in investing activities was $19.1 million for the year ended December 31, 2005, representing a decrease of $33.9 million, or 63.9%, from $53.0 million for the year ended December 31, 2004. The decrease was primarily the result of lower capital expenditures for property and equipment and acquisitions of businesses during the year ended December 31, 2005 compared to the year ended December 31, 2004. We spent approximately $27.7 million less on property and equipment during the year ended December 31, 2005 compared to the year ended December 31, 2004. Additionally, we spent approximately $5.8 million less on acquisitions of businesses during the year ended December 31, 2005 compared to the year ended December 31, 2004.

Net cash used by financing activities was $4.3 million for the year ended December 31, 2005, compared to $14.3 million provided by financing activities for the year ended December 31, 2004. This change resulted from decreased financing needs for funding capital expenditures and the proceeds from a sale of stock, offset by a net paydown of the revolving credit facility of approximately $22.5 million during September 2005.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net cash provided by operating activities was $33.0 million for the year ended December 31, 2004, representing an increase of $1.6 million, or 5.1% from $31.4 million for the year ended December 31, 2003. Cash provided by operating activities increased as a result of increases in certain non-cash expenses, substantially offset by a higher net loss. The increased non-cash expenses principally related to depreciation expense, bad debt expense, accretion of the discount on notes payable and loss on disposal of assets. The impact of these non-cash expenses was approximately $15.4 million higher than in 2003. Overall, the effect of changes in working capital assets and liabilities on net cash provided by operating activities was neutral.

Net cash used in investing activities was $53.0 million for the year ended December 31, 2004, representing an increase of $16.8 million, or 46.4%, from $36.2 million for the year ended December 31, 2003. The increase was the result of higher capital expenditures for property and equipment and acquisitions of businesses compared to the year ended December 31, 2003. We spent approximately $16.3 million more on property and equipment in the year ended December 31, 2004 compared to the year ended December 31, 2003. Additionally, we spent approximately $1.3 million more on acquisitions of businesses in the year ended December 31, 2004 compared to the year ended December 31, 2003. The result of these investments was an increase in the number of centers we operated, from 83 at December 31, 2003 to 94 at December 31, 2004, and growth in the capacity and capabilities of our existing centers. All of this contributed to the overall growth in net revenue compared to the year ended December 31, 2003.

Net cash provided by financing activities was $14.3 million for the year ended December 31, 2004, representing an increase of $5.9 million, or 70.0%, from $8.4 million for the year ended December 31, 2003. This increase resulted primarily from an increase in the amount of financing used for purchases of property and equipment and acquisitions of businesses during the year ended December 31, 2004, as compared to the year ended December 31, 2003.

Financial condition

At December 31, 2005, we had $334.5 million of long-term indebtedness outstanding, as compared to $347.6 million at December 31, 2004. In addition, at December 31, 2005, we had a stockholders’ deficit of $258.3 million, as compared to our stockholders’ deficit of $229.1 million at December 31, 2004. Our indebtedness primarily consists of $176.9 million due under our $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012, $99.6 million of accreted value due under our 12 1/4% Notes and $58.5 million due under our Tranche B term facility. We would have been able to borrow an additional $79.4 million (after giving effect to $0.6 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions at December 31, 2005.

Senior credit facility

Our senior credit facility provides for a revolving credit facility not to exceed $80.0 million and a Tranche B term facility of $60.0 million. The senior credit facility, as amended, is guaranteed by MQ Associates and each of MedQuest’s existing and future domestic subsidiaries. MedQuest’s obligations under the senior credit facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

In August 2004, we amended our senior credit facility to permit, among other things, MQ Associates to issue the 12¼% Notes and to use the net cash proceeds to pay a dividend to holders of MQ Associates’s common stock and to make distributions to certain key employees who held options for MQ Associates’s common stock. The amendment permits MedQuest to make distributions to MQ Associates under certain specified exceptions and also permits MQ Associates to issue additional indebtedness or preferred stock under certain terms, and subject to MedQuest’s meeting a pro forma consolidated leverage ratio test and certain other conditions, to use the proceeds thereof to, among other things, make distributions on, or repurchase or redeem shares, of MQ Associates capital stock.

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

Subject to adjustments pursuant to the Third Amendment (as defined below), borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. There were no borrowings under the revolving credit facility at December 31, 2005. Borrowings at December 31, 2004 were based upon the Eurodollar rate (2.78% at December 31, 2004) and amounted to $22.5 million. The revolving credit facility also provides for a commitment fee equal to 1/2 of 1% per annum. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Third Amendment (as defined below), borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (4.69% at December 31, 2005) and amounted to $58.5 million at December 31, 2005.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, a specified percentage (currently 75%, subject to downward adjustment based on our consolidated leverage ratio) of excess cash flows, as defined in the senior credit facility, must be applied against certain outstanding borrowings under the senior credit facility. For the years ended December 31, 2004 and 2005, we generated excess cash flows, as defined in the senior credit facility, of $0 and $12.3 million, respectively.

12 1/4% Notes and 11 7/8% Notes

In August 2004, MQ Associates issued $136.0 million in principal amount at maturity of 12 1/4% Notes and received gross proceeds of $84.8 million. The 12 1/4% Notes are uncollateralized obligations of MQ Associates. Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues from August 15, 2008, and is payable semi-annually in arrears commencing on February 15, 2009. MQ Associates is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2010, or at MQ Associate’s option, on August 15, 2008. In October 2004, MQ Associates registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity senior discount notes for the registered senior discount notes.

In August 2002, MedQuest issued $180.0 million of the 11 7/8% Notes, net of a discount of $3.8 million, to fund in part our recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount senior subordinated notes for the registered senior subordinated notes. The 11 7/8% Notes are senior subordinated obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates and each of MedQuest’s subsidiaries.

The senior credit facility and the indentures governing the 11 7/8% Notes and the 12 1/4% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to maintain certain financial ratios.

Waivers related to restatement

From February 14, 2005 through September 7, 2005, we entered into a series of limited waivers with the lenders under our senior credit facility that waived certain defaults under the senior credit facility. As a condition to the waivers obtained after March 30, 2005, we agreed that our aggregate borrowings and letters of credit at any time outstanding under the senior credit facility during the term of the waivers would not exceed the then aggregate amount of outstanding borrowings and letters of credit, of $28.8 million, plus an additional $5.0 million. The temporary waivers obtained after March 30, 2005, also provided that if, at the close of any business day during the waiver period our aggregate cash on hand exceeded $8.5 million, we were required to promptly repay revolving loans with an amount equal to such excess amount. The temporary waivers did permit us to re-borrow the amount of these repayments.

Effective on September 7, 2005, we entered into a fourth waiver and third amendment (the “Third Amendment”) to the senior credit facility. The Third Amendment waived specified existing defaults and events of default under the senior credit facility, which we believe constituted all of the then existing defaults and events of default under the senior credit facility.

The Third Amendment also imposed upon us certain increased pricing and additional information requirements, including the requirement that we pay an additional 0.75% per annum in interest prior to September 30, 2005 and an additional 1.00% per annum in interest on and after September 30, 2005 until November 14, 2005. In addition, the Third Amendment effected certain changes to the senior credit facility, including modifying the levels of the financial covenants in the senior credit facility, and certain of the definitions used in calculating those covenants, as well as adding a requirement that our total leverage ratio and senior leverage ratio be below certain levels for us to be permitted to incur incremental term loan borrowings or to apply certain prepayments, including asset sale proceeds and excess cash flow amounts, to revolving loans rather than term loans, under the senior credit facility, and imposing additional information covenants.

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

The supplemental indentures (i) suspended until December 31, 2005 our obligation to comply with the covenant in each of the indentures requiring timely filing of periodic reports with the SEC, (ii) waived all defaults in connection with our failure to comply with the financial reporting and related delivery covenants, (iii) required us to file with the SEC a Current Report on Form 8-K on a monthly basis containing selected financial and operational information until the earlier of (a) the date that we  filed with the SEC our 2004 Annual Report and all other past due periodic reports required to be filed and (b) December 31, 2005, and (iv) amended the restricted payment covenant to provide that, at any time after June 30, 2006, we may pay a cash dividend or distribution to, or purchase, acquire or redeem capital stock in an amount up to $10.0 million if we meet a specified leverage ratio set forth in the supplemental indentures.

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

In connection with the consent solicitation, on September 7, 2005 we paid an aggregate consent fee of approximately $0.2 million to holders of the 12 1/4% Notes and approximately $0.4 million to holders of the 11 7/8% Notes. In addition, we made additional interest payments of approximately $1.0 million in the aggregate to record holders of the 12 1/4% Notes and the 11 7/8% Notes as of the close of business on each of October 1, 2005 and January 1, 2006. This additional interest was based on 0.75% per annum from July 1, 2005 to September 30, 2005 and then 1.00% per annum from October 1, 2005 to November 14, 2005 on the accreted value of the 12 1/4% Notes and 1.00% per annum on the principal amount of the 11 7/8% Notes accruing from July 1, 2005 to November 14, 2005, when we filed of our 2004 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2005.

Contractual obligations and commitments

The following table sets forth the contractual obligations under our long-term debt and other material contractual commitments, including capital lease obligations and non-cancelable operating leases as of December 31, 2005 (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years or longer
	(in millions)
Long-term debt obligations, excluding interest	$335.1	$9.8	$24.7	$24.0	$276.6
Capital lease obligations	2.7	1.2	1.5
Operating lease obligations(a)	86.0	15.9	23.8	13.8	32.5
Purchase service obligations	17.5	8.4	9.1
Total contractual obligations	$441.3	$35.3	$59.1	$37.8	$309.1

(a)           Primarily consists of real estate leases.

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $55.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQ Associates common stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQ Associates common stock. We have not accreted the fair value of the additional shares of MQ Associates common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of December 31, 2005.

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

Capital expenditures, in the aggregate, amounted to $17.4 million for the year ended December 31, 2005, as compared to $49.4 million for the year ended December 31, 2004. Capital expenditures (excluding acquisitions) totaled $17.1 million in 2005, compared to $44.8 million in 2004. Capital expenditures related to acquisitions of businesses amounted to $0.3 million in 2005, compared to $4.6 million in 2004. We also had expenditures of $2.2 million in 2005 and $3.7 million (net of assumed liabilities) in 2004 for goodwill and other intangible assets related to those acquisitions.

The following table sets forth capital expenditures, in detail, for the years ended December 31, 2005 and 2004 (in millions of dollars):

	Year Ended December 31,
	2005	2004
Maintenance and growth	$13.6	$32.4
New centers (de novo)	2.4	8.1
Business acquisitions	0.3	4.6
Information technology	1.1	4.3
Total	$17.4	$49.4

We believe that capital expenditures will range between $21.5 and $29.5 million for the year ended December 31, 2006. The amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Related Party Transactions

At December 31, 2005, we leased space for 15 of our imaging centers through lease agreements between certain of our subsidiaries and Image Properties, L.L.C. (“Image Properties”), a company owned by our former Chief Executive Officer and our former President. We guarantee all real estate leases between our subsidiaries and Image Properties. The leases provide for monthly rent of approximately $0.3 million. The leases commenced from 1994 to 2001 and are typically for initial ten-year terms with five-year renewal options. The leases expire at various dates through 2011 (See Note 12, “Commitments and Contingencies” to our consolidated financial statements located elsewhere in this report for the future minimum payments to be made to Image Properties under these leases). We also lease our corporate headquarters from Image Properties for monthly rent of approximately $0.1 million. The corporate headquarters lease expires in October 2006 and we have an option to renew the lease for a period of five years. We made total lease payments under these agreements of approximately $3.7 million in each of the years ended December 31, 2005, 2004 and 2003. We also paid management fees of approximately $0.2 million to Image Properties for each of the years ended December 31, 2005, 2004 and 2003.

Historically, we made advances to Image Properties for building and leasehold improvements made on our behalf. We had receivables of $0.2 million and $1.5 million at December 31, 2005 and 2004 for costs incurred on behalf of Image Properties. We accrue interest income at a rate of approximately 6% per annum on the outstanding balance. Image Properties made a claim against us that is discussed in more detail in Note 12 to the consolidated financial statements located elsewhere in this report.

Pursuant to an agreement with Image Aviation, LLC, a company also owned by our former Chief Executive Officer and former President, we paid expenses of $0.1 million and $0.7 million for the years ended December 31, 2005 and 2004 for certain aviation services. In March 2005, we terminated our agreement with Image Aviation.

During the year ended December 31, 2005, pursuant to a consulting agreement with Argus Management Corporation, a company owned by John Haggerty, our interim Chief Financial Officer, and two other principals, we received certain interim management, financial and consulting services related to our restatement and other general corporate matters. Excluding amounts paid to Argus for Mr. Haggerty’s services as interim Chief Financial Officer, we made aggregate payments in the amount of $0.8 million to Argus in the year ended December 31, 2005.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described below. A summary of our significant accounting policies can be found in Note 2 to the consolidated financial statements included elsewhere in this report.

Revenue recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. The Company’s patient accounting system currently does not record contractual adjustments at the time of billing. Instead, contractual adjustments are estimated based on historical collection experience. These estimates are subject to variances associated with changes in composition of payor and scan mix, as well as changes in reimbursement rates. Contractual payment terms are generally based upon predetermined rates per procedure. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become estimable or as the service years are no longer subject to audit, review or investigation.

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

The concentration of gross patient receivables by payor class, as a percentage of total gross patient receivables as of the end of each of 2005 and 2004, is as follows:

	As of December 31,
	2005	2004
Managed care and commercial payors	55.3%	46.7%
Medicare	17.9%	18.4%
Medicaid	5.3%	5.8%
Other third party payors, including patients	11.4%	16.6%
Other governmental payors	10.1%	12.5%
Total	100.0%	100.0%

Due to the nature and complexities associated with estimating the allowances for contractual adjustments, patient receivables by payor class in the above table are presented on a gross basis before such adjustments. The estimated contractual adjustment rate varies across payor classes and should not be uniformly applied on a pro rata-basis to determine net patient receivables.

During the years ended December 31, 2005, 2004, and 2003, approximately 21.3%, 19.0%, and 17.6%, respectively, of our gross revenues related to patients participating in the Medicare program. While we derive significant revenues and accounts receivable from government agencies, we do not believe there are significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in patient receivables differs from the percentage of our Medicare revenues. We do not believe that there are any other significant concentrations of revenues from any particular payor that would subject us to any significant credit risks in the collection of our patient receivables.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts, which is offset by subsequent recoveries of written-off accounts. We write off uncollectible accounts against the allowance for doubtful accounts when they are deemed uncollectible. Net patient receivables include only those amounts we estimate we will collect.

Bad debt expense is included in MG&A expenses and is set forth in the following table (in thousands).

	Year ended December 31,
	2005	2004	2003
Bad debt expense	$15,397	$17,140	$11,529

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

In accordance with SFAS No. 142, we amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2005, our definite useful lived intangible assets do not have an estimated residual value. We also review those assets for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. As of December 31, 2005, intangible assets with definite useful lives consisted of non-compete agreements. We consider certificates of need, which are required by certain states prior to the acquisition of high cost capital items, including diagnostic imaging equipment, before providing health care services, to be indefinite lived intangible assets.

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

Center closing costs

We account for closed center liabilities related to exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146. We provide for closed center liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed centers. The closed center lease liabilities usually are paid over the lease terms associated with the closed centers, which generally have remaining terms ranging from zero to eight years. Any adjustments to closed center liabilities would relate to changes in subtenant income and actual exit costs differing from original estimates and would be made in the period in which the change becomes known. Center closing liabilities are reviewed quarterly to ensure that any accrued amounts that are not sufficient estimates of future costs, or that are no longer needed for their originally intended purposes, are adjusted to income in the proper period.

The following table summarizes accrual activity for the future lease obligations of centers closed in the normal course of business (in thousands):

Future Lease Obligations
Balance at December 31, 2003	$2
Additions	670
Usage	(69)
Balance at December 31, 2004	603
Additions	724
Usage	(405)
Balance at December 31, 2005	$922

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

Long-term debt	2006	2007	2008	2009	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$316.0	$316.0	$247.6
Average interest rate					12.04%	12.04%	14.51%
Variable rate	$9.8	$0.5	$24.2	$24.0	$—	$58.5	$58.5
Average interest rate	8.28%	8.28%	8.28%	8.28%		8.28%	8.28%

In August 2002, we entered into an interest rate swap agreement related to the fixed interest rate obligations on the 11 7/8% Notes. The agreement required us to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47.5 million for a term of ten years. This derivative instrument was accounted for as a fair value hedge of the fair market value of the 11 7/8% Notes and was 100% effective for the year ended December 31, 2004. As a result, the change in fair market value related to this derivative instrument was entirely offset by the change in fair market value of the 11 7/8% Notes. The fair market value of this derivative instrument was approximately $1.5 million at December 31, 2004 and has been presented as a component of Other Assets in the consolidated balance sheet at December 31, 2004. On February 9, 2005, we terminated the interest rate swap associated with the 11 7/8% Notes. We received $1.6 million as a termination fee on February 11, 2005.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2005. No change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to persons who are the executive officers and directors of MQ Associates as of March 15, 2006. Pursuant to the current stockholders’ agreement with MQ Associates, the board of directors of MQ Associates contains three members designated by MQ Investment Holdings, LLC, one designated by a member of MQ Investment Holdings, LLC, and one member designated by a majority of the stockholders of MQ Associates.

Name	Age	Position
Donald C. Tomasso	60	Interim Chairman
C. Christian Winkle	43	Chief Executive Officer and Director
John G. Haggerty	48	Interim Chief Financial Officer
Daniel J. Schaefer	59	Co-Chief Operating Officer
Michael A. Villa	36	Co-Chief Operating Officer
Todd W. Latz	33	General Counsel and Secretary
Stephen P. Murray	43	Director
Nancy-Ann DeParle	49	Director
Benjamin B. Edmands	35	Director

C. Christian Winkle has served as our Chief Executive Officer and a director since October 2005. Mr. Winkle has held a number of executive positions in the healthcare industry, with particular experience in the skilled nursing, rehabilitation, sub-acute care and post-acute care arenas. Mr. Winkle served as President and Chief Executive Officer of Mariner Health Care, Inc. (“Mariner”), a long-term health care company, from 2000 through the merger of Mariner and National Senior Care, Inc. in December 2004. From January 2005 through July 2005, Mr. Winkle served as President and Chief Executive Officer of SavaSeniorCare, LLC, a newly formed company that leased certain of the former Mariner facilities. Prior to Mariner, Mr. Winkle served in a number of senior operational and financial management roles at a variety of healthcare companies. Mr. Winkle received his B.S. in Accounting from Case Western Reserve University. Pursuant to the MQ Associates’ stockholders’ agreement, Mr. Winkle serves as the Chief Executive Officer Director.

Donald C. Tomasso has served as our Interim Chairman since March 2005 and has been one of our directors since December 2002. Mr. Tomasso also served as our Interim Chief Executive Officer from March 2005 to October 2005. From April 2000 to the present, he has been the Chairman of Metro Offices, Inc., a provider of workplace solutions for entrepreneurs, small to medium-sized corporations and the mobile workforce of large corporations. From 1998 to the present, Mr. Tomasso has also been the President and a co-founder of Scarlet Oak Investments, LLC, a private equity investment firm. From 1991 to 1998, Mr. Tomasso was President of Manor Care Health Services, Inc., a provider of skilled nursing care, assisted living facilities and senior support services, while also serving as Chairman and Chief Executive Officer of Vitalink Pharmacy Services, Inc. from 1991 to 1996. Prior to joining Manor Care Health Services, Inc., Mr. Tomasso had held various positions with Marriott Corporation for fourteen years, most recently serving as Executive Vice President and General Manager of Marriott’s Roy Rogers Restaurant business unit from 1986 to 1990. Mr. Tomasso is a member of the Board of Trustees of Drexel University LeBow College of Business and the Washington College Presidents Advisory Council. Mr. Tomasso received his B.S. in Commerce and Engineering, his Masters Degree in Environmental Engineering and his M.B.A. from Drexel University. Pursuant to the stockholders’ agreement, Mr. Tomasso is the designee of the majority of the stockholders of MQ Associates.

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

Stephen P. Murray has been one of our directors since April 2005. Mr. Murray is a partner of J.P. Morgan Partners, LLC and the head of its buyout and growth equity investment activity. In addition, Mr. Murray focuses on investments in consumer, retail and services, financial services and healthcare infrastructure sectors. Prior to joining J.P. Morgan Partners, LLC in 1989, Mr. Murray was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover Trust Company. Mr. Murray currently serves as a director of AMC Entertainment, Inc., Cabela's Incorporated, CareMore Holdings, Inc., Jetro Cash & Carry, La Petite Academy, Inc., National Surgical Care,  Pinnacle Foods Holding Corp., Strongwood Holdings, Warner Chilcott Corporation, USA.NET and Zoots, Inc. Mr. Murray holds a B.A. from Boston College and an M.B.A. from Columbia Business School. Pursuant to the stockholders’ agreement, Mr. Murray is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Nancy-Ann DeParle has been one of our directors since August 2002. From January 2001 to the present, she has been an independent health care consultant in Washington, D.C. and a Senior Advisor to J.P. Morgan Partners, LLC. From July 2001 to the present, she has been an Adjunct Professor of Health Care Systems at the Wharton School of the University of Pennsylvania. From August 2002 to the present, she has been a member of the Medicare Payment Advisory Commission (MedPAC). From October 2000 through January 2001, she was a Fellow at the Institute of Politics and the Interfaculty Health Policy Forum at Harvard University. From November 1997 until October 2000, Ms. DeParle served as Administrator of the Health Care Financing Administration (HCFA), now known as the Centers for Medicare and Medicaid Services (CMS). Ms. DeParle currently serves as a director of CareMore Holdings, Inc., Cerner Corporation, DaVita, Inc., Guidant Corporation and Triad Hospitals, Inc. Ms. DeParle received a B.A. from the University of Tennessee and a J.D. from Harvard Law School. She also received an M.A. in Politics and Economics from Balliol College of Oxford University, which she attended as a Rhodes Scholar. Pursuant to the stockholders’ agreement, Ms. DeParle is the designee of a member of MQ Investment Holdings, LLC to our board of directors.

Benjamin B. Edmands has been one of our directors since August 2002. He is currently a principal at J.P. Morgan Partners, LLC where he focuses on investments in the healthcare infrastructure sector. Mr. Edmands has been with J.P. Morgan Partners, LLC, formerly known as Chase Capital Partners, since 1993. Prior to joining J.P. Morgan Partners, LLC, Mr. Edmands held positions in Chemical Bank’s Acquisition Finance Group. The companies for which Mr. Edmands is a director are CareMore Holdings, Inc., Warner Chilcott Corporation and National Surgical Care. Mr. Edmands holds a B.A. with Honors from Colgate University and an M.B.A. with Honors from Columbia Business School. Pursuant to the stockholders’ agreement, Mr. Edmands is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Committees of the Board of Directors

Our board of directors currently has an audit committee, a compensation committee and a compliance committee.

During the full year ended December 31, 2005, Donald C. Tomasso and Benjamin B. Edmands served as members of the audit committee. Evan Bakst, a former director who resigned from his position on the board and its committees upon leaving J.P. Morgan Partners, LLC in February 2005 and, Gene Venesky, our former Chief Executive Officer, served on the Audit Committee for a portion of the year ended December 31, 2005. Mr. Venesky did not participate in the Audit Committee’s review of the accounting matters previously discussed in this report.

The compensation committee was composed of the following members during 2005: Mr. Edmands, for all of 2005 to present; Mr. Tomasso, from March 2005 to present; C. Christian Winkle, from October 2005 to present; Mr. Bakst, from January through February 2005; and John K. Luke, our former President, from January through March 2005.

The members of the compliance committee were: Nancy-Ann DeParle, for all of 2005 to present; Mr. Tomasso and Mr. Winkle, from December to present; and Mr. Venesky from January until March 2005.  In March of 2005, Mr. Venesky and Mr. Luke discontinued their participation in board committees and in April 2005 resigned from their positions on the board and its committees.

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

Code of Ethics

We have a code of ethics for all employees, including the Chief Executive Officer and Chief Financial Officer, known as the Corporate Compliance Plan. The Corporate Compliance Plan is filed as Exhibit 10.26 to this report and is available, without charge, upon written request to:

MQ Associates, Inc.
4300 North Point Parkway
Alpharetta, Georgia 30022
Attn: Corporate Compliance Department

Item 11.                 Executive Compensation

Summary compensation table

The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2005, 2004 and 2003 by the current and former Chief Executive Officers and each of the other four most highly compensated executive officers of MQ Associates, which we collectively refer to as the named executive officers.

	Annual Compensation				Long-Term Compensation
					Awards
Name and principal position	Year	Salary ($)	Bonus ($)		Securities Underlying Options/SARs (#)	All Other Compensation (1) ($)
C. Christian Winkle(2)	2005	$87,611	$90,000		6,500,000 (2)	$—
Chief Executive Officer
Donald C. Tomasso(2)	2005	312,000	—		—	—
Interim Chief Executive Officer
Gene Venesky(3)	2005	169,231	—		—	6,245
Former Chief Executive Officer,	2004	519,231	215,628		1,144,444	14,313
Secretary and Treasurer	2003	500,000	125,000		—	14,313
John G. Haggerty	2005	622,875	—		—	—
Interim Chief Financial Officer
Daniel J. Schaefer	2005	293,941	100,000		—	14,275
Co-Chief Operating Officer	2004	296,539	138,077		858,332	14,313
	2003	250,000	145,971		—	14,313
Michael A. Villa	2005	272,115	100,000		—	14,275
Co-Chief Operating Officer	2004	273,346	136,737		858,332	14,313
	2003	225,000	145,971		—	14,313
Todd W. Latz(4)	2005	171,430	230,000	(4)	—	—
General Counsel and Secretary	2004	5,885	10,000		30,000	—

(1)          All other compensation consists of automobile allowances and contributions by MQ Associates, for the benefit of each respective executive officer, to the defined contribution retirement plan.

(2)          Mr. Winkle joined each of MQ Associates and MedQuest as Chief Executive Officer, effective October 24, 2005, replacing Mr. Tomasso, who served as our interim Chief Executive Officer from March 2005 until October 24, 2005. Mr. Winkle is entitled, pursuant to his employment contract, to receive a grant of stock options to purchase 6,500,000 shares of MQ Associates common stock. Although the definitive documentation with respect to this grant has not yet been executed, when executed, the grant will be effective as of October 24, 2005.

(3)          Mr. Venesky resigned his position in April 2005. Upon his resignation, all of the stock options he held (whether vested or unvested) automatically terminated or expired.

(4)          Mr. Latz joined MQ Associates and MedQuest as General Counsel on December 14, 2004. The amount set forth above for Mr. Latz reflects his 2005 bonus pursuant to his previous employment contract, as well as a true-up of his 2005 compensation in accordance with the salary and bonus set forth in his amended and restated employment agreement discussed below.

MQ Associates was obligated to grant the following stock options to named executive officers during the year ended December 31, 2005:

	Individual Grants				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term
Name	Number Of Securities Underlying Options/SARs Granted (#)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/shr.)	Expiration Date	5% ($)	10% ($)
C. Christian Winkle(1)	6,500,000	98.0%	$0.65	10/24/2015	—	—

(1)          Mr. Winkle is entitled, pursuant to his employment contract, to receive a grant of stock options to purchase 6,500,000 shares of MQ Associates common stock. Although the definitive documentation with respect to this grant has not yet been executed, when executed, the grant will be effective as of October 24, 2005.

Compensation Committee Interlocks and Insider Participation

The determinations regarding executive compensation are made by the compensation committee of the board of directors of MQ Associates, which as of December 31, 2005 was comprised of Messrs. Murray, Edmands and Winkle.

From January through March 2005, Mr. Luke, our former President, was a member of our compensation committee. The Company had the following transactions with Mr. Luke requiring disclosure under Item 404 of Regulation S-K:

(a)  At December 31, 2005, we leased space for 15 of our imaging centers through lease agreements between certain of our subsidiaries and Image Properties, a company owned by our former Chief Executive Officer and our former President. We guarantee all real estate leases between our subsidiaries and Image Properties. The leases provide for monthly rent of approximately $0.3 million. The leases commenced from 1994 to 2001 and are typically for initial ten-year terms with five-year renewal options. The leases expire at various dates through 2011 (See Note 12, “Commitments and Contingencies” to our consolidated financial statements located elsewhere in this report for the future minimum payments to be made to Image Properties under these leases). We also lease our corporate headquarters from Image Properties for monthly rent of approximately $0.1 million. The corporate headquarters lease expires in October 2006 and we have an option to renew the lease for a period of five years. We made total lease payments under these agreements of approximately $3.7 million in each of the years ended December 31, 2005, 2004 and 2003. We also paid management fees of approximately $0.2 million to Image Properties for each of the years ended December 31, 2005, 2004 and 2003.

(b) Historically, we made advances to Image Properties for building and leasehold improvements made on our behalf. We had receivables of $0.2 million and $1.5 million at December 31, 2005 and 2004 for costs incurred on behalf of Image Properties. We accrue interest income at a rate of approximately 6% per annum on the outstanding balance. Image Properties made a claim against us that is discussed in more detail in Note 12 to the consolidated financial statements located elsewhere in this report.

(c)  Pursuant to an agreement with Image Aviation, LLC, a company also owned by our former Chief Executive Officer and former President, we paid expenses of $0.1 million and $0.7 million for the years ended December 31, 2005 and 2004 for certain aviation services. In March 2005, we terminated our agreement with Image Aviation.

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

Mr.  Winkle is entitled to a grant of options to purchase 6,500,000 shares of common stock with an exercise price of $0.65 per share under the 2003 Stock Option Plan pursuant to his employment agreement. This grant, when made, will be effective as of October 24, 2005. The options will vest subject to certain time and performance thresholds.

Employment agreements

On October 24, 2005, we entered into an employment agreement with C. Christian Winkle, pursuant to which Mr. Winkle was retained as our Chief Executive Officer. The duration of Mr. Winkle’s employment will be five years from the effective date, subject to automatic renewal for successive one year terms thereafter absent contrary notice by either party. Mr. Winkle will be paid an annual salary of $500,000 plus benefits and reimbursement of expenses, and will receive a target annual bonus of 80% of his salary if certain objectives are met. Mr. Winkle was entitled to receive a one-time bonus of $90,000, which was paid in January 2006, as a result of his continual employment through December 31, 2005. Mr. Winkle is entitled to receive options to purchase 6,500,000 shares of MQ Associates’ common stock at an exercise price equal to $.065 per share, with vesting subject to certain time and performance thresholds. The employment agreement may be terminated at any time by MedQuest or Mr. Winkle upon written notice to the other party. If Mr. Winkle’s employment is terminated without cause, or in the event he resigns after certain identified circumstances, he will continue to receive his respective monthly salary, and benefits, for 24 months following his termination, and will be entitled to a portion of his annual bonus calculated in accordance with the Employment Agreement. In the event of a termination due to Mr. Winkle’s death or disability, he or his estate will receive his unpaid base salary through the termination date and a portion of his bonus earned through the termination date.

On August 15, 2002, we entered into employment agreements with each of Messrs. Venesky, Schaefer and Villa that expire on August 15, 2007. The employment agreements provide for the payment of a base salary plus a bonus, and include a non-compete provision for up to two years following the executive officer’s termination of employment with us. The annual base salaries during the entire term of the employment agreements for each of Messrs. Venesky, Schaefer, and Villa are $500,000, $250,000 and $225,000, respectively. Each employment agreement provides for bonus eligibility or other performance-based compensation arrangements to be determined by the board of directors, in its discretion, reasonably based in substantive part on the successful completion and profitability of center acquisitions or new center development projects. In addition, the board’s determination of bonus awards is based on the achievement of financing and performance targets calculated consistently with historical practices. The employment agreements provide that if the executive officer is terminated without cause, such executive officer will be entitled to receive payments of his base salary for a specified period of time, which could be up to 24 months, depending on the executive officer.

On April 28, 2005, Mr. Venesky voluntarily resigned his position as an officer and director. In connection with his resignation, he entered into a separation agreement with MQ Associates and MedQuest the terms of which are generally consistent with the terms of his amended and restated employment agreement for “Termination by Executive” (as referenced in Section 6(b) of such agreements). In addition, Mr. Venesky: (1) waived and/or amended certain of his rights (including the right to designate directors to the board of MQ Associates) under (a) the stockholders’ agreement dated as of August 15, 2002 among MQ Associates and the stockholders signatory thereto, (b) the registration rights agreement dated as of August 15, 2002 among MQ Associates and the stockholders signatory thereto and (c) the certificate of incorporation of MQ Associates; and (2) provided a limited release of claims that he may have against MQ Associates, its affiliates, subsidiaries, divisions, shareholders, members, predecessors, directors, employees, managers, partners, officers, agents and attorneys, including claims arising out of his employment with us and his resignation thereof. The amended and restated employment agreement dated as of August 15, 2002 between MedQuest and Mr. Venesky has been terminated, except that certain provisions, including those relating to confidentiality and proprietary rights and non-competition and non-solicitation, survive by their terms.

Effective January 1, 2006, we entered into an amended and restated employment agreement with Todd W. Latz, pursuant to which Mr. Latz will continue to serve as our General Counsel. The term of the agreement will be three years from the effective date, subject to automatic renewal for successive one year terms thereafter absent contrary notice by either party. Mr. Latz will be paid an annual salary of $250,000 plus benefits and reimbursement of expenses, and will receive a target annual bonus of 50% of his salary if certain objectives are met. The employment agreement may be terminated at any time by us or Mr. Latz upon written notice to the other party. If Mr. Latz’s employment is terminated without cause, or in the event he resigns after certain identified circumstances, he will continue to receive his respective monthly salary and benefits for twelve months following his termination, and will be entitled to a portion of his annual bonus calculated in accordance with the provisions in the agreement. If Mr. Latz’s employment is terminated in the event of a change of control, he will receive his termination benefits in a lump sum, including an additional twelve months of salary. In the event of a termination due to Mr. Latz’s death or disability, he or his estate will receive his unpaid base salary through the termination date and a portion of his bonus earned through the termination date.

Compensation of directors

Our directors who are not employees of MQ Associates and not current or former employees or partners of J.P. Morgan Partners, LLC receive annual compensation for their services in the form of cash fees and stock options. The level of compensation is dependent upon a number of factors, including level of experience and degree of risk associated with the various board positions. We also reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors.

We paid director fees to Donald C. Tomasso and Nancy-Ann DeParle in the amount of $35,000 each for the year ended December 31, 2005.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the ownership of the Class A common stock and common stock of MQ Associates as of March 15, 2006 by:

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The address for directors and executive officers is: c/o MQ Associates, Inc., 4300 North Point Parkway, Alpharetta, Georgia 30022.

Name of beneficial owner	Number of shares of common stock and Class A common stock beneficially owned	Percent of class
MQ Investment Holdings, LLC(1)(2)	75,100,000	71.8%
C. Christian Winkle	—	*
Gene Venesky(3)	10,011,750	9.6%
John K. Luke(3)	10,011,750	9.6%
Daniel J. Shaefer(4)	3,289,666	3.1%
Michael A. Villa(4)	3,289,666	3.1%
John Haggerty	—	*
Todd W. Latz(5)	6,000	*
Nancy-Ann DeParle(6)	40,000	*
Benjamin B. Edmands(2)	75,100,000	71.8%
Stephen P. Murray(2)	75,100,000	71.8%
Donald Tomasso(7)	4,000	*
All directors and executive officers as a group(9)(2)(8)	81,729,332	78.1%

*                    Less than 1%

(1)          The address of MQ Investment Holdings, LLC and MQ Investment Holdings II, LLC is 1221 Avenue of the Americas, New York, New York 10020.

(2)          Reflects shares held of record by MQ Investment Holdings, LLC and a common stock warrant held by MQ Investment Holdings II, LLC. Each of Messrs. Murray and Edmands may be deemed the beneficial owner of the shares of Class A common stock owned by MQ Investment Holdings, LLC and a common stock warrant held by MQ Investment Holdings II, LLC due to their status as a partner and principal, respectively, of J.P. Morgan Partners, LLC, which controls both MQ Investment Holdings, LLC and MQ Investment Holdings II, LLC. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(3)          The address of Messrs. Venesky and Luke is 4300 North Point Parkway, Suite 350, Alpharetta, Georgia 30022.

(4)          Includes beneficial ownership of 429,166 exercisable stock options at March 15, 2006, representing the vested portion of a total grant of 858,332 stock options.

(5)          Reflects beneficial ownership of 6,000 exercisable stock options at March 15, 2006, representing the vested portion of a total grant of 30,000 stock options

(6)          Reflects beneficial ownership of 40,000 exercisable stock options at March 15, 2006, representing the vested portion of a total grant of 200,000 stock options.

(7)          Reflects beneficial ownership of 4,000 exercisable stock options at March 15, 2006, representing the vested portion of a total grant of 10,000 stock options.

(8)          Reflects beneficial ownership of 908,332 exercisable stock options held by five executive officers or directors at March 15, 2006, representing the vested portion of a total grant of 1,956,664 stock options.

Equity Compensation Plan Information

This table provides certain information as of December 31, 2005 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	11,035,164	$0.95	5,964,835	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	11,035,164	$0.95	5,964,835

(1)          Under our 2003 Stock Option Plan, we grant incentive stock options and/or nonqualified stock options to employees and directors. The 2003 Stock Option Plan authorizes us to grant up to 16,999,999 options for shares of our common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. Certain options vest over a five-year period, while others vest over a three-year period, and all of the options expire after ten years. For all options granted to date, the exercise price was equal to the fair market value of the underlying stock on the date of grant. As of December 31, 2005, we had granted 15,332,384 stock options, at exercise prices ranging from $0.65 to $3.00. As of December 31, 2005, we had approximately 11,035,164 options outstanding, of which approximately 1,803,732 stock options were vested. These figures and the figures in the table above give effect to the anticipated grant to Mr. Winkle of options to purchase 6,500,000 shares of common stock. On April 28, 2005, three of our former executive officers resigned. Upon the resignations, options for 3,147,170 shares of our common stock held by these executives were automatically terminated or expired.

(2)          The number of securities remaining available for future issuance under the 2003 Stock Option Plan includes 5,555,555 options that are only authorized to be granted as “Top-Off Options.” Top-Off Options are only available for grant to then-existing option holders so that they are not diluted in the event that any of our preferred stock is converted into common stock. We currently have 409,280 non-Top-Off Options available for future grants under the 2003 Stock Option Plan.

Item 13.                 Certain Relationships and Related Transactions

During the year ended December 31, 2005, pursuant to a consulting agreement with Argus Management Corporation, a company owned by John Haggerty, our interim Chief Financial Officer, and two other principals, we received certain interim management, financial, audit support and consulting services related to our restatement and other general corporate matters. Excluding amounts paid to Argus for Mr. Haggerty’s services as interim Chief Financial Officer, we made aggregate payments in the amount of $826,000 to Argus in 2005.

Transactions with Former Officers

At December 31, 2005, we leased office space for 15 of our centers through lease agreements with Image Properties, a company owned by our former Chief Executive Officer and our former President. The rental agreements with Image Properties provide for rental payments in amounts ranging from $6,000 to $24,000 monthly. The leases commenced from 1994 to 2001 and are typically for an initial ten—year term with five-year renewal options, and expire at various dates through 2011. We also leased our corporate headquarters from Image Properties for monthly rent of approximately $73,000. The corporate headquarters lease expires in October 2006 and we have an option to renew the lease for a period of five years. MQ Associates guarantees all real estate leases between its subsidiaries and Image Properties. See Note 12 to the consolidated financial statements of MQ Associates for the future minimum payments to be made to Image Properties under these leases.

MQ Associates had a related party receivable balance of approximately $0.2 million and $1.5 million at December 31, 2005 and 2004, respectively. These related party receivables represent our advances to Image Properties for building and leasehold improvements made on our behalf. We accrue interest income on the receivable balance at a rate of approximately 6% per annum of the outstanding receivable balance.

We paid $0.1 million in expenses related to Image Aviation, LLC, a company owned by our former Chief Executive Officer and our former President for certain aviation services during the year ended December 31, 2005.

Item 14.               Principal Accountant Fees and Services

Fees for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP were as follows:

	December 31,
	2005	2004
Audit Fees	$225,000	$669,000
Audit-Related fees	—	89,000
Tax Fees	84,752	55,424
Total Fees	$309,752	$813,424

Audit fees include fees related to the audit of the consolidated financial statements for the years ended December 31, 2005 and 2004 and the reviews of the three quarters ended for each of the respective years then ended. The audit fees for 2004 include fees associated with the audit of the restatement. These fees reflect a $405,000 discount which was negotiated after the filing of our 2004 Annual Report. Audit related fees were incurred in relation to the registration statement filed on Form S-1 completed in October 2004. Tax fees for the years ended December 31, 2005 and 2004 related to the review of our December 31, 2005 and 2004 federal income tax returns and tax consulting services.

Our independent auditors meet on a regular basis with the audit committee throughout the fiscal year. Annual audit and tax fees are approved in advance by the audit committee during its meeting with the independent auditors in the fourth quarter of every fiscal year. All audit-related fees are approved by the audit committee prior to their performance.

Part IV

Item 15(a).   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Report of independent registered public accounting firm	62
Consolidated financial statements:
Consolidated balance sheets
December 31, 2005 and 2004	63
Consolidated statements of operations
Years ended December 31, 2005, 2004 and 2003	65
Consolidated statements of stockholders’ deficit
Years ended December 31, 2005, 2004 and 2003	66
Consolidated statements of cash flows
Years ended December 31, 2005, 2004 and 2003	67
Notes to consolidated financial statements	69

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MQ Associates, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MQ Associates, Inc and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
March 29, 2006
Atlanta, Georgia

MQ ASSOCIATES, INC. & SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except share data)

	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$11,604	$997
Patient receivables, net of allowances	27,784	36,023
Related party receivables	162	1,476
Other receivables	1,726	2,294
Prepaid expenses and other	2,363	2,000
Deferred income taxes	2,012	2,227
Total current assets	45,651	45,017
Property and equipment, net	86,151	106,193
Goodwill	35,335	35,264
Certificates of need	15,917	13,599
Other intangible assets, net	465	468
Debt issuance costs, net	12,122	14,463
Other	2,805	5,482
Total assets	$198,446	$220,486

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Consolidated Balance Sheets (Continued)
December 31, 2005 and 2004
(in thousands, except share data)

	2005	2004
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$11,456	$14,933
Accrued payroll and related taxes	6,257	4,940
Accrued interest	8,378	7,897
Accrued radiologist fees	3,845	3,767
Other liabilities	2,063	750
Other accrued expenses	8,122	6,289
Income taxes payable	212	927
Current portion of long-term debt	9,754	600
Current portion of obligations under capital leases	1,157	1,161
Total current liabilities	54,244	41,264
Long-term debt	325,305	347,620
Obligations under capital leases	1,489	2,649
Deferred income taxes	6,627	5,565
Other long-term liabilities	2,084	2,473
Total liabilities	386,749	399,571
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 and 35,000,000 shares authorized, issued and outstanding	55,000	35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	70,000	50,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Accumulated deficit	(258,404)	(229,186)
Total stockholders’ deficit	(258,303)	(229,085)
Total liabilities and stockholders’ deficit	$198,446	$220,486

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

	2005	2004	2003
Net revenues from services	$292,973	$274,570	$238,602
Costs and expenses:
Operating expenses, excluding depreciation	136,069	124,530	106,714
Marketing, general and administrative expenses	104,891	101,497	81,486
Loss on disposal of assets	1,646	1,550	211
Depreciation and amortization	35,856	31,540	27,520
Income from operations	14,511	15,453	22,671
Interest expense	41,200	30,486	24,270
Interest income	(222)	(184)	(18)
Equity in earnings of unconsolidated joint ventures	(275)	(273)	(22)
Loss before income taxes	(26,192)	(14,576)	(1,559)
Provision for income taxes	3,026	2,121	1,210
Net loss	$(29,218)	$(16,697)	$(2,769)

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

	Class A				Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2002	72,100,000	$72	28,605,000	$29	$62,113	$(191,633)	$(129,419)
Net loss						(2,769)	(2,769)
Balance, December 31, 2003	72,100,000	72	28,605,000	29	62,113	(194,402)	(132,188)
Dividends					(62,113)	(18,087)	(80,200)
Net loss						(16,697)	(16,697)
Balance, December 31, 2004	72,100,000	72	28,605,000	29	—	(229,186)	(229,085)
Net loss						(29,218)	(29,218)
Balance, December 31, 2005	72,100,000	$72	28,605,000	$29	$—	$(258,404)	$(258,303)

The accompanying notes are an integral part of these consolidated financial statements

MQ ASSOCIATES, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

	2005	2004	2003
Cash flows from operating activities
Net loss	$(29,218)	$(16,697)	$(2,769)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	35,856	31,540	27,520
Amortization of bond discount	279	246	148
Amortization of debt issuance costs	2,341	2,106	1,713
Bad debt expense	15,397	17,140	11,529
Deferred income taxes	1,277	1,177	640
Equity in earnings of unconsolidated joint ventures	(275)	(273)	(22)
Loss on disposal of assets	1,646	1,550	211
Accreted bond interest	11,164	3,630
Changes in operating assets and liabilities, net of assets acquired:
Patient receivables	(7,157)	(13,540)	(18,558)
Related party and other receivables	1,314	(412)	(982)
Income tax receivable/payable	(715)	158	3,665
Prepaid expenses and other current assets	206	639	234
Other assets	935	(662)	(489)
Accounts payable	(3,478)	4,353	4,034
Accrued payroll and related taxes	1,317	(1,422)	2,575
Other liabilities	1,313	500	250
Other accrued expenses	1,784	2,938	1,673
Net cash and cash equivalents provided by operating activities	33,986	32,971	31,372
Cash flows used in investing activities
Purchase of property and equipment	(17,125)	(44,805)	(28,516)
Acquisitions of businesses	(2,500)	(8,317)	(7,039)
Non-acquisition intangibles	(98)
Proceeds from unconsolidated joint ventures	515	299
Investment in unconsolidated joint ventures		(149)	(810)
Proceeds from sale of property and equipment	94		136
Net cash and cash equivalents used in investing activities	$(19,114)	$(52,972)	$(36,229)

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

	2005	2004	2003
Cash flows provided (used) by financing activities
Payments of obligations under capital leases	$(1,165)	$(1,026)	$(427)
Sale of preferred stock	20,000
Payment of debt issuance costs		(3,185)	(2,915)
Proceeds from senior credit facility	29,613	53,000	37,188
Payments on senior credit facility	(52,113)	(38,500)	(85,188)
Proceeds from long-term debt			60,000
Proceeds from senior discount notes, net of discount		84,778
Payments on long-term debt	(600)	(600)	(300)
Dividends		(80,200)
Net cash and cash equivalents provided (used) by financing activities	(4,265)	14,267	8,358
Net increase (decrease) in cash and cash equivalents	10,607	(5,734)	3,501
Cash and cash equivalents, beginning of year	997	6,731	3,230
Cash and cash equivalents, end of year	$11,604	$997	$6,731
Supplemental disclosure of cash flow information
Cash paid for interest	$26,807	$23,829	$22,856
Cash paid for taxes, net	$2,464	$912	$(2,992)
Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired	$2,500	$9,499	$7,039
Less liabilities assumed		(1,182)
	$2,500	$8,317	$7,039
Equipment acquired through capital lease	$—	$1,235	$3,041

The accompanying notes are an integral part of these consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share data)

1.   Business

MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary, and MedQuest’s subsidiaries (collectively, the “Company”), as of December 31, 2005 operated 92outpatient diagnostic imaging centers in locations throughout the United States of America, predominantly in the southeastern and southwestern regions. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and extend credit to governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

2.   Accounting Policies

Prior Period Financial Statements

The consolidated financial statements for 2003 were previously restated to reflect the correction of an error relating to the allowance for the valuation of patient receivables and various other accounting errors. The restatement also included adjustments to the three month periods ended March 31, June 30 and September 30, 2004 and 2003 and periods prior to 2003. For additional information regarding that restatement, see Note 2, “Prior Period Restatement” to the Company’s consolidated financial statements located in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of consolidation

MedQuest is a wholly-owned subsidiary of MQA. MQA has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest. The consolidated financial statements of the Company were prepared in accordance with GAAP and include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. The Company uses the equity method of accounting for its investment in two joint ventures at December 31, 2005 and 2004. All intercompany transactions have been eliminated in consolidation.

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

Revenue recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. The Company’s patient accounting system currently does not record contractual adjustments at the time of billing. Instead, contractual adjustments are estimated based on historical collection experience. These estimates are subject to variances associated with changes in composition of payor and scan mix, as well as changes in reimbursement rates. Contractual payment terms are generally based upon predetermined rates per procedure. Settlements under

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation.

Patient receivables

The Company reports patient receivables at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation funds, and patients. The patient receivables are geographically dispersed, but a significant portion of its revenues and patient receivables are concentrated by type of payors.

The concentration of gross patient receivables by payor class, as a percentage of total gross patient receivables as of the end of each of the reporting periods, is as follows:

	As of December 31,
	2005	2004
Managed care and commercial payors	55.3%	46.7%
Medicare	17.9%	18.4%
Medicaid	5.3%	5.8%
Other third party payors, including patients	11.4%	16.6%
Other governmental payors	10.1%	12.5%
Total	100.0%	100.0%

Due to the nature and complexities associated with estimating the allowances for contractual adjustments, patient receivables by payor class are presented on a gross basis before such adjustments. The estimated contractual adjustment rate varies across payor classes and should not be uniformly applied on a pro rata-basis to determine net patient receivables.

During the years ended December 31, 2005, 2004 and 2003, approximately 21.3%, 19.0% and 17.6%, respectively, of our gross revenues related to patients participating in the Medicare program. While the Company derives significant revenues and accounts receivable from government agencies, it does not believe there are significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than the Company’s other third-party payors, the percentage of the Company’s Medicare charges in patient receivables differs from the percentage of the Company’s Medicare revenues. The Company does not believe that there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its patient receivables.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. The Company writes off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net patient receivables include only those amounts the Company estimates it will collect.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Bad debt expense is included in marketing, general and administrative expenses and is summarized in the following table.

	Year ended December 31,
	2005	2004	2003
Bad debt expense	$15,397	$17,140	$11,529

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

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

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

In accordance with SFAS No. 142, the Company amortizes the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2005, our definite useful lived intangible assets do not have an estimated residual value. The Company also reviews those assets for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. As of December 31, 2005, intangible assets with definite useful lives consisted of non-compete agreements. The Company considers certificates of need, which are required by certain states prior to the acquisition of high cost capital items, including diagnostic imaging equipment, before providing health care services, to be indefinite lived intangible assets.

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

In the year-ended December 31, 2004, the Company recorded an impairment charge in the amount of approximately $1,900 related to certain proprietary computer software. The computer software consisted of a proprietary radiology information system combined with a standalone accounts receivable module. The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to the Company’s determination to discontinue its implementation. In 2004, replacement software that satisfied the Company’s growth needs was identified and implemented. As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use. The portion subject to accelerated amortization was fully amortized in June 2005.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Center closing costs

The Company accounts for closed center liabilities related to exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company provides for closed center liabilities relating to the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining net rent payments on closed centers. The closed center lease liabilities usually are paid over the lease terms associated with the closed centers, which generally have remaining terms ranging from 0 to 8 years. Any adjustments to closed center liabilities would relate to changes in subtenant income and actual exit costs differing from original estimates and would be made in the period in which the change becomes known. Center closing liabilities are reviewed quarterly to ensure that any accrued amounts that are not sufficient estimates of future costs, or that are no longer needed for their originally intended purposes, are adjusted to income or expense in the proper period.

The following table summarizes accrual activity for the future lease obligations of centers closed in the normal course of business:

Future Lease Obligations
Balance at December 31, 2003	$2
Additions	670
Usage	(69)
Balance at December 31, 2004	603
Additions	724
Usage	(405)
Balance at December 31, 2005	$922

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

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The Company has computed, for pro forma disclosure purposes, the value of all options granted using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year ended December 31,
	2005	2004	2003
Risk free interest rate	4.26%	3.59%	3.26%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (in years)	5	5	5

In 2003, the Company issued 3,016,000 stock options under the 2003 Stock Option Plan. These options were issued as non-qualified stock options with an exercise price of $1.00 and a five year vesting period.

In 2004, the Company issued 5,686,384 stock options under the 2003 Stock Option Plan. Of these issuances, 4,863,884 stock options, in the aggregate, were issued to certain executive officers of the Company. These options were issued as incentive stock options with exercise prices ranging from $1.50 to $3.00 and a three year vesting period. Approximately 3,147,220 of the 4,863,884 stock options issued to the executive officers expired in April 2005 in connection with separation agreements with certain executive officers. The remaining 802,500 stock options were issued as non-qualified stock options with exercise prices ranging from $0.65 to $1.05 and a five year vesting period.

In 2005, the Company issued, or was contractually obligated to issue, 6,630,000 stock options under the 2003 Stock Option Plan. These include 6,500,000 options that the Company is obligated to issue to an executive officer pursuant to an employment agreement. These options have not yet been issued, but when they are, they will be issued effective October 24, 2005 and will be incentive stock options with an exercise price of $0.65 and a three year vesting period.

The weighted average fair value of options at grant date amounted to $0.00 and $0.02 for the years ended December 31, 2005 and 2004.

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees. The following table reflects pro forma net income as if the Company had elected to adopt the fair value approach of SFAS No. 123:

	Year ended December 31,
	2005	2004
Net loss:
As reported	$(29,218)	$(16,697)
Fair value based compensation cost, net of taxes	—	(56)
Pro forma net loss	$(29,218)	$(16,753)

The pro forma amounts may not be representative of future disclosures since the estimated fair value of the stock options is amortized to expense over the vesting period and additional options may be granted in future years.

Certain other disclosures are required with respect to stock compensation under the provisions of SFAS No. 123 and are included in Note 17.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Advertising expense

The Company expenses all advertising costs as incurred. Advertising expense was $2,572, $3,111 and $2,622 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Fair value of financial instruments

The carrying value of cash and cash equivalents, patient receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts. Borrowings under the Senior Credit Facility, described in Note 8, bear interest at variable rates, which approximate market. The 11 7/8% senior subordinated notes, described in Note 8, bear interest at fixed rates. At December 31, 2004, a portion of these notes (approximately $47,500) were subject to an interest rate swap agreement and effectively bore variable interest that approximated market. The 12 1/4% senior discount notes, described in Note 8, bear interest at fixed rates. The estimates of fair value are based upon quoted market prices for these issues of long-term debt. The estimated fair value of the Company’s long-term debt was $28,959 below its carrying value at December 31, 2005 and $46,430 above its carrying value at December 31, 2004.

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

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No.123 and supersedes APB No. 25. SFAS No. 123R requires that, at the grant-date, the fair value of all share-based payment awards, including employee stock options, be recognized as employee compensation expense in the income statement. SFAS No. 123R is effective for the first annual reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. The Company expects to adopt SFAS No. 123R in accordance with the transition provisions and is in the process of determining which transition method it will apply. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company determined that FIN No. 47 did not have a material impact on its consolidated financial statements for the year ended December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

accounting principle and applies to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or a cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2004 to conform to the presentation for the year ended December 31, 2005.

3.   Acquisitions

During the years ended December 31, 2005 and 2004, the Company acquired one and five entities, respectively, that provide medical diagnostic imaging services to patients. Each acquisition was accounted for using the purchase method of accounting and the results of operations for each entity have been included in the consolidated financial statements as of the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and the aggregate purchase price of acquisitions:

	Year ended December 31,
	2005	2004
Property and equipment	$250	$4,562
Non-compete agreements	250	210
Certificates of need	1,943	3,283
Goodwill	57	1,409
Other assets	—	35
Liabilities assumed	—	(1,182)
Aggregate purchase price	$2,500	$8,317

The goodwill acquired in relation to the above transactions is expected to be deductible for tax purposes. All of the acquisitions made during the years ended December 31, 2005 and 2004 were consummated in order to expand market share. The weighted average amortization period for acquired intangibles subject to amortization was 39 months and 35 months for acquisitions made during the years ended December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, the Company recorded additional goodwill of $14 and $453, respectively, for costs incurred in association with prior year acquisitions.

The Company made one acquisition in 2005 and that transaction took place on January 3, 2005, the first business day of the year, therefore, no pro forma information is presented. The unaudited pro forma results of operations, for the year ended December 31, 2004, reflect operations as if MQA and the entities described above had been combined as of January 1, 2004. The unaudited pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of these entities, and are not

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

necessarily indicative of the results which would have occurred if the business combinations had been in effect on the dates indicated, or may result in the future.

	Unaudited pro forma Year ended December 31,
	2004	2003
Net revenues from services	$278	$242
Net income (loss)	$(17)	$(1)

4.   Patient Receivables

Patient receivables consist of the following:

	As of December 31,
	2005	2004
Patient receivables	$67,032	$85,634
Less: Allowances for contractual adjustments and doubtful accounts	(39,248)	(49,611)
Patient receivables, net	$27,784	$36,023

5.   Property and equipment

Property and equipment, including assets under capital lease obligations, consists of the following:

	As of December 31,
	2005	2004
Technical equipment	$155,869	$152,454
Leasehold improvements	41,806	39,641
Land and buildings	754	754
Office equipment and other	4,136	3,960
Computer equipment	14,258	13,238
Furniture and fixtures	5,502	5,267
Construction in process	13,427	9,093
	235,752	224,407
Less accumulated depreciation	(149,601)	(118,214)
	$86,151	$106,193

Construction in process consists primarily of technical equipment that has not been placed in service and leasehold improvements at centers that had not opened at the balance sheet date.

Depreciation expense amounted to $35,609, $31,223 and $27,063 for the years ended December 31, 2005, 2004 and 2003, respectively.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Leases

The Company leases certain land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2018, and certain equipment under capital leases expiring at various dates through 2008. Operating leases generally have 5 to 10 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties, and those amounts are not material. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index (“CPI”) while others have fixed escalation terms. The excess of expense over current payments is recognized as straight-line rental accrual payments and is included in other long-term liabilities in the accompanying consolidated financial statements, as follows:

	As of December 31,
	2005	2004
Straight-line rental accrual	$2,084	$1,685

Future minimum lease payments at December 31, 2005, for equipment under capital lease obligations having an initial or remaining non-cancelable lease term in excess of one year are as follows:

Year
2006	$1,322
2007	1,014
2008	517
2009	—
Total minimum lease payments	2,853
Less interest portion	(207)
Present value of minimum lease payments, including current portion of $1,157	$2,646

Property and equipment under capital leases was $2,479 and $3,424, net of accumulated depreciation of $3,511 and $2,566 at December 31, 2005 and 2004, respectively. Capital lease obligations were initially recorded using discount rates ranging from 5% to 6.6% as of December 31, 2005.

Collateralized Assets

Pursuant to the Senior Credit Facility and the indenture for the 11 7/8% Notes (as defined below) described in Note 8, the Company’s obligations under those agreements are collateralized by substantially all of the assets of the Company and the common stock of all subsidiaries. Refer to Note 8, Long-Term Debt, for additional information regarding the agreements.

Asset Disposals

The Company conducted a physical inventory of technical equipment in June 2005. As a result, the Company took a charge of approximately $259 and $110 in the years ended December 31, 2004 and 2003,

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

respectively, which is included in loss on disposal of assets in the accompanying consolidated statements of operations.

6.   Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired companies. The following details the changes in the carrying value:

	Year ended December 31,
	2005	2004
Beginning balance, net	$35,264	$33,855
Acquired	57	956
Adjustments	14	453
Ending balance, net	$35,335	$35,264

Other intangible assets not subject to amortization, gross carrying amount:

	As of December 31,
	2005	2004
Certificates of need	$15,917	$13,599

Other intangible assets subject to amortization:

	As of December 31,
	2005	2004
Non-compete agreements, gross	$2,587	$2,387
Accumulated amortization	(2,122)	(1,919)
	$465	$468

Amortization expense amounted to $246, $317 and $457 for the years ended December 31, 2005, 2004 and 2003, respectively.

Total estimated amortization expense related to the other intangible assets, subject to amortization, for the next five years is as follows:

Years ending December 31,	Estimated amortization expense
2006	$164
2007	130
2008	91
2009	64
2010	16

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

7.   Other Accrued Expenses

Other accrued expenses consist of the following:

	As of December 31,
	2005	2004
Accrued operating costs	$3,414	$2,231
Accrued professional fees	893	1,280
Accrued rent and related expenses	2,423	1,869
Other	1,392	909
	$8,122	$6,289

See Note 13 for information regarding related party transactions.

8.   Long-Term Debt

Long-term debt consists of the following:

	As of December 31,
	2005	2004
Revolving credit facility, due August 2007	$—	$22,500
Tranche B term facility, due through September 2009	58,500	59,100
11 7/8% senior subordinated notes, net of discount of $3,013 and $3,292, due August 2012	176,987	176,708
12 1/4% senior discount notes, including accretion of $14,794 and $3,630, due August 2012	99,572	88,408
	335,059	346,716
Fair value adjustment to 11 7/8% senior subordinated notes	—	1,504
Less current portion of long-term debt	(9,754)	(600)
	$325,305	$347,620

Senior credit facility

The Company’s Senior Credit Facility (as defined below) provides for a revolving credit facility, not to exceed $80,000, and a Tranche B term facility of $60,000. The Senior Credit Facility is guaranteed by MQA and each of MedQuest’s existing and future domestic subsidiaries. MedQuest’s obligations under the Senior Credit Facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

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

In August 2004, the Company amended the Senior Credit Facility to permit, among other things, MQA to issue the $136,000 aggregate principal amount at maturity 12 1/4% senior discount notes due 2012 and to use the net cash proceeds to pay a dividend to holders of MQA’s common stock and to make

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

distributions to certain key employees and certain employees who held options for MQA’s common stock. The amendment permits the Company to make distributions to MQA under certain specified exceptions and also permits MQA to issue additional indebtedness or preferred stock under certain terms, and, subject to MedQuest meeting a pro forma consolidated leverage ratio test and certain other conditions, to use the proceeds thereof to make distributions on, or repurchase or redeem shares of MQA capital stock.

The Senior Credit Facility has certain financial covenants related to the maintenance of minimum/maximum levels of consolidated leverage, senior leverage and fixed charge coverage ratios. The Company received a waiver of certain reporting covenants under the Senior Credit Facility at December 31, 2004. This and other waivers and amendments to the Senior Credit Facility are discussed below.

Waivers and Amendments to the Senior Credit Facility

On February 14, 2005, the Company obtained a limited waiver from the lenders under its Senior Credit Facility dated as of September 3, 2003, as amended, by and among MQA, MedQuest, as Borrower, the several lenders from time to time parties thereto (the “Lenders”), Wachovia Bank, National Association, as Administrative Agent (the “Administrative Agent”), JP Morgan Chase Bank, as Syndication Agent, and General Electric Capital Corporation and Wachovia Bank, National Association, as Co-Documentation Agents (the “Senior Credit Facility”). The limited waiver provided a temporary waiver of any defaults and/or events of default under the Senior Credit Facility that may have occurred and may have been continuing with respect to non-compliance with the financial covenant tests in the Senior Credit Facility for the period ended December 31, 2004 and/or prior periods due to certain write downs of accounts receivable that may have resulted in charges against income for fiscal year 2004 and prior periods. The limited waiver also provided a temporary waiver of any defaults and/or events of default that may have occurred and may have been continuing with respect to representations and warranties made or deemed made by the Company under the Senior Credit Facility concerning financial statements and other information previously provided by the Company to the Administrative Agent and Lenders relating to such periods. The limited waiver permanently waived the default that had occurred under the Senior Credit Facility due to the Company’s failure to deliver 2005 fiscal year projections to the Lenders by February 14, 2005, and extended the time by which the Company was required to deliver such projections. The limited waiver was effective until March 31, 2005. As a condition to the continuing effectiveness of the limited waiver, the Company agreed that the aggregate amount of all new borrowings of revolving loans and/or swingline loans made, together with the aggregate amount of all letters of credit issued, under the Senior Credit Facility during the term of the limited waiver would not exceed $5,000.

On March 30, 2005, the Company obtained a second limited waiver and amendment from the Lenders under the Senior Credit Facility. This limited waiver provided for an extension of the original limited waiver and was effective until May 15, 2005. The second limited waiver provided a temporary waiver of any defaults and/or events of default under the Senior Credit Facility that may have occurred and may have been continuing with respect to non-compliance with the financial covenant tests in the Senior Credit Facility for the period ended March 31, 2005, in addition to the period ended December 31, 2004 and prior periods. The second limited waiver further provided for a temporary waiver of any defaults and/or events of default that may have occurred with respect to the covenant in the Senior Credit Facility that requires the Company to deliver to the Lenders and the Administrative Agent a copy of its audited consolidated financial statements for, and as of the end of, the fiscal year ended December 31, 2004 by March 31, 2005

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

and extended the time by which the Company was required to deliver 2005 fiscal year projections until May 15, 2005. As a condition to the continuing effectiveness of the second limited waiver, the Company agreed that the aggregate amount of all borrowings of revolving loans and/or swingline loans made, together with the aggregate amount of all letters of credit issued, at any time outstanding under the Senior Credit Facility during the term of the second limited waiver would not exceed an amount equal to the aggregate amount of revolving loans and swingline loans outstanding, together with the aggregate amount of all letters of credit issued, on March 23, 2005 (which was $28,800) plus $5,000. The effect that certain write-downs of accounts receivable had on any financial statements or other information previously delivered to the Administrative Agent and the Lenders and on any related representations and warranties under the Senior Credit Facility was disregarded for purposes of a condition under the Senior Credit Facility to the permitted borrowings discussed above. The second limited waiver also provided that if, at the close of any business day during the waiver period the aggregate cash on hand of the Company exceeded $8,500, the Company was required to promptly repay revolving loans with an amount equal to such excess. In the event that the Company made such repayments, or any repayment of the revolving loans, swingline loans or letters of credit, it had the ability to re-borrow such repaid amount in addition to the unused portion of the $5,000 of availability described above. In addition, the second limited waiver limited the ability of the Company to take certain actions that would otherwise have been permitted under the Senior Credit Facility.

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

On July 29, 2005, the Company entered into a restated amendment to the third limited waiver to the Senior Credit Facility. The restated amendment provided for an extension of the third limited waiver, as previously amended, until August 13, 2005. Effective on August 13, 2005, the Company entered into a letter agreement amending the restated third limited waiver and amendment to provide for a further extension of the waiver until August 31, 2005. Effective August 31, 2005, the Company entered into a letter agreement providing for a further extension of the waiver until September 7, 2005.

Effective on September 7, 2005, the Company entered into a fourth waiver and third amendment (the “Third Amendment”) to the Senior Credit Facility. The Third Amendment waived all existing defaults and events of default under the Senior Credit Facility. That waiver would have terminated, however, if, among

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

other things, the Company had not delivered to the Administrative Agent and the Lenders by December 31, 2005, its 2004 audited financial statements and its unaudited quarterly financial statements for the quarters ended March 31, June 30 and September 30, 2005, or if the December 31, 2004 financial statements or the related reports filed with the Securities and Exchange Commission (the “SEC”) contained information that varied by certain specified amounts with respect to Consolidated EBITDA (as defined in the Senior Credit Facility) or the aggregate amount of restated accounts receivable from the draft audited financial statements provided to the Administrative Agent and the Lenders prior to the effectiveness of the Third Amendment.

The Third Amendment also imposed upon the Company certain increased pricing and additional information requirements until the financial statements were delivered and the SEC reports had been filed. In addition, the Third Amendment effected certain other changes to the Senior Credit Facility, including modifying the levels of the financial covenants in the Senior Credit Facility, and certain of the definitions used in calculating those covenants, as well as adding a requirement that the Company’s total leverage ratio and senior leverage ratio be below certain levels for the Company to be permitted to incur incremental term loan borrowings or to apply certain prepayments, including asset sale proceeds and excess cash flow amounts, to revolving loans rather than term loans, under the Senior Credit Facility, and imposing additional information covenants.

Consent Solicitations

On July 29, 2005, the Company commenced consent solicitations to seek certain amendments and waivers with respect to (i) the outstanding 12 1/4% Notes (as defined below) and the related indenture dated as of August 24, 2004, and (ii) the outstanding 11 7/8% Notes (as defined below) and the related indenture dated as of August 15, 2002. The Company sought consents to the amendments and waivers from the holders of at least a majority in principal amount at maturity of the 12 1/4% Notes and at least a majority in principal amount of the 11 7/8% Notes (the “Requisite Consents”). The Company also sought certain releases from holders of the 12 1/4% Notes and/or 11 7/8% Notes.

On August 15, 2005, after having received the Requisite Consents, MQA and Wachovia Bank, National Association (“Wachovia”), as trustee, executed and delivered the First Supplemental Indenture to the indenture governing the 12 1/4% Notes and MedQuest, MQA, the subsidiary guarantors named therein and Wachovia, as trustee, executed and delivered the Seventh Supplemental Indenture to the indenture governing the 11 7/8% Notes.  The supplemental indentures became effective on September 7, 2005, when the Company accepted for payment the consents pursuant to the terms and conditions of the consent solicitations.

The supplemental indentures (i) suspended until December 31, 2005 the Company’s obligation to comply with the covenant in each of the indentures requiring timely filing of periodic reports with the SEC, (ii) waived all defaults in connection with the Company’s failure to comply with the financial reporting and related delivery covenants, (iii) provided that the Company filed with the SEC a Current Report on Form 8-K on a monthly basis containing selected financial and operational information until the earlier of (a) the date that the Company filed with the SEC its Annual Report on Form 10-K for the year ended December 31, 2004 and all other past due periodic reports required to be filed and (b) December 31, 2005, and (iv) amended the restricted payment covenant to provide that, at any time after June 30, 2006, the Company may pay a cash dividend or distribution to, or purchase, acquire or redeem capital stock in an amount up to $10,000 if it meets a specified leverage ratio set forth in the supplemental indentures.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Pursuant to the consummated consent solicitations, the holders of 12 1/4% Notes and/or 11 7/8% Notes waived all defaults in connection with the Company’s failure to comply with the financial reporting and related delivery covenants in the indentures governing those notes. In addition, each consenting note holder also released the Company and certain other enumerated persons from any and all claims and matters referring to, relating to, or arising from the Company’s restatement of its previously filed financial statements, including any governmental investigations.

In connection with the consent solicitation, the Company paid an aggregate consent fee of approximately $238 to holders of the 12 1/4% Notes and approximately $448 to holders of the 11 7/8% Notes. The Company also made additional interest payments of approximately $1.0 million to note holders of record of the 12 1/4% Notes and 11 7/8% Notes as of the close of business on each of October 1, 2005 and January 1, 2006. This additional interest was based on 1.00% per annum on the accreted value of the 12 1/4% Notes and 1.00% per annum on the principal amount of the 11 7/8% Notes accruing from July 1, 2005 to November 14, 2005 when the Company filed its 2004 Annual Report and its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2005.

As a condition to the consummation of the consent solicitation, MQA also entered into the equity transaction discussed below.

Equity transaction

On September 7, 2005, in connection with the consummation of the consent solicitations discussed above, MQA entered into a Securities Purchase Agreement (the “SPA”) with MQ Investment Holdings II, LLC, pursuant to which MQA issued and sold to MQ Investment Holdings II, LLC (i) 20,000,000 shares of Series A Redeemable Preferred Stock (with the same rights and preferences as the outstanding shares of Series A Redeemable Preferred Stock) and (ii) warrants to purchase 3,000,000 shares of MQA’s Common Stock at an exercise price of $0.01 per share, in exchange for $20,000.

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

Revolving credit facility

Borrowings under the revolving credit facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. There were no borrowings under the revolving credit facility at December 31, 2005. Borrowings at December 31, 2004 were based upon the Eurodollar rate (2.78% at December 31, 2004) and amounted to $22.5 million. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined. The unused balance available under the revolving credit facility, net of $633 in letters of credit, amount to $79,367 at December 31, 2005.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Tranche B term facility

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings are based upon the Eurodollar rate (4.69% at December 31, 2005) and amounted to $58,500 at December 31, 2005.

Commencing with the fiscal year ended December 31, 2004, and annually thereafter, a specified percentage (currently 75%, subject to downward adjustment based on our consolidated leverage ratio) of excess cash flow, as defined in the Senior Credit Facility, must be applied against certain outstanding borrowings under the Senior Credit Facility. For the years ended December 31, 2004 and 2005, the Company generated excess cash flows, as defined in the Senior Credit Facility, of $0 and $12.3 million, respectively.

11 7/8% Senior subordinated notes

In August 2002, MedQuest issued $180,000 aggregate principal amount of 11 7/8% senior subordinated notes  due August 2012 (“11 7/8% Notes”), net of a discount of $3,832, which is being amortized as interest expense over the life of the 11 7/8% Notes. The 11 7/8% Notes  provide for an optional early redemption by MedQuest upon a change in control, as defined, prior to August 15, 2007 at 100% of the principal amount, or on or after August 15, 2007 at the redemption prices expressed as a percentage of the principal amount, plus accrued and unpaid interest as follows:

Twelve months beginning August 15,	Optional redemption price
2007	105.938%
2008	103.958%
2009	101.979%
2010 and thereafter	100.000%

The 11 7/8% Notes are fully and unconditionally, jointly and severally, guaranteed by MQA and each of its existing and future domestic subsidiaries. The 11 7/8% Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments. Due to the restatement, the Company did not timely file its annual report on Form 10-K for the year ended December 31, 2004 or its quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 resulting in a default under the indenture related to the 11 7/8% Notes. As discussed above, the Company has received a waiver for those defaults from the requisite holders of the 11 7/8% Notes.

The 11 7/8% Notes were issued with registration rights that provide for additional interest in the event that a registered exchange offer for the 11 7/8% Notes was not completed or a shelf registration statement was not declared effective by the SEC within 225 days of the issuance date. The Company’s registration statement relating to the exchange offer of a series of 11 7/8% Notes registered under the Securities Act for the unregistered 11 7/8% Notes was declared effective by the SEC on February 14, 2002.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

12 1/4% Senior discount notes

In August 2004, MQA issued $136,000 aggregate principal amount at maturity 12 1/4% senior discount notes (“12 1/4% Notes”) due in August 2012 and MQA received gross proceeds of $84,778, which represented a discount to the aggregate principal amount at maturity. The 12 1/4% Notes are uncollateralized obligations of MQA. Interest accrues on the 12 1/4% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues from August 15, 2008, and is payable semi-annually in arrears commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2010, or at MQA’s option on August 15, 2008.

The 12 1/4% Notes were issued with registration rights that provide for additional interest in the event that a registered exchange offer for the 12 1/4% Notes was not completed or a shelf registration statement was not declared effective by the SEC within 225 days of the issuance date. MQA’s registration statement relating to the exchange offer of a series of 12 1/4 senior discount notes registered under the Securities Act for the unregistered 12 1/4% Notes was declared effective by the SEC on October 14, 2004.

The 12 1/4% Notes also provide for an optional early redemption by MQA, in their entirety, upon a change in control, as defined, on or after August 15, 2005 and prior to August 15, 2008 at the redemption prices expressed as a percentage of accreted value as follows:

Twelve months beginning August 15,	Optional redemption price
2005	118.000%
2006	115.000%
2007	112.000%

Prior to August 15, 2007, MQA may also redeem up to 35% of the 12¼% Notes with the net cash proceeds of one or more equity offerings at a redemption price of 112.250% of the accreted value, plus accrued and unpaid interest, provided that at least 65% of the original principal amount at maturity of the 12¼% Notes remains outstanding after such redemptions and the redemptions occur within 120 days of the closing of the equity offerings.

On or after August 15, 2008, MQA may redeem all or a part of 12¼% Notes at the redemption prices expressed as a percentage of accreted value, plus accrued and unpaid cash interest as follows:

Twelve months beginning August 15,	Optional redemption price
2008	109.000%
2009	106.000%
2010	103.000%
2011 and thereafter	100.000%

The 12¼% Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments. Due to the restatement, the Company did not timely file its annual report on Form 10-K for the year ended December 31, 2004 or its quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 resulting in a default under the

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

indenture related to the 12¼% Notes. As discussed above, the Company has received a waiver for those defaults from the requisite holders of the 12¼% Notes.

Debt issuance costs amounting to $18,857, with respect to the Senior Credit Facility, the 11 7/8% Notes and 12 1/4% Notes were capitalized and are being amortized into interest expense over the lives of the related debt instruments.

Future maturities of long-term debt, including the effects of the discount, are as follows:

Years ending December 31,	Amount
2006	$9,754
2007	505
2008	24,247
2009	23,994
2010	—
Thereafter	276,559
$335,059

9.   Redeemable Preferred Stock

Series A and Series B convertible and redeemable preferred stock

The Series A Preferred Stock is convertible, at the option of the holder, (i) immediately prior to a liquidation or sale of MQA, into a total of 55,000,000 shares of Class A Common Stock or (ii) immediately prior to the consummation of a qualified underwritten public offering (“QPO”), into the number of shares resulting from dividing $55,000 by the QPO price per share. In the event of a liquidation or sale of MQA, the Series A Preferred Stock is entitled to an amount equal to the greater of $1.00 per share or the amount to be paid, per share, as if the Series A Preferred Stock had been converted into Class A Common Stock immediately prior to the liquidation.

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

The Series A Preferred Stock and Series B Preferred Stock may be redeemed at the option of the holder upon the consummation of a QPO at a redemption price of $55,000 for all of the Series A Preferred Stock and $15,000 for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned QPO or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. The Company has not accreted to the fair value of the additional

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because the Company does not believe that the redemption trigger is probable as of December 31, 2005.

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

10.   Capital Structure

MQA’s articles of incorporation authorize 385,000,000 shares of capital stock consisting of (i) 195,000,000 shares of Common Stock, par value $.001, (ii) 115,000,000 shares of Class A common stock, $.001 par value, and (iii) 75,000,000 shares of Preferred Stock, par value $.001, of which (a) 55,000,000 shares are designated as Series A Convertible Redeemable Preferred Stock, (b) 15,000,000 shares are designated as Series B Convertible Redeemable Preferred Stock, and (c) 5,000,000 shares are not designated at December 31, 2005.

The Class A common stock is convertible, on a one-for-one basis, into Common Stock at the option of the holder or upon the occurrence of an underwritten public offering, as defined. The Class A common stock and Common Stock have identical rights, except that the Class A common stock ranks senior to the Common Stock in the event of a liquidation or sale of MQA.

11.   Derivative Financial Instrument

In August 2002, the Company entered into an interest rate swap agreement related to the fixed interest obligations on the 11 7/8% Notes. The agreement required the Company to pay interest at a variable rate based on six-month LIBOR plus 6.525% on a notional amount of $47,500 for a term of ten years. This derivative instrument was accounted for as a fair value hedge of the fair market value of the 11 7/8% Notes and was 100% effective for the year ended December 31, 2004. As a result, the change in fair market value related to this derivative instrument was entirely offset by the change in fair market value of the 11 7/8% Notes. The fair market value of this derivative instrument, in the amount of $1,504 has been presented as a component of Other Assets in the consolidated balance sheets at December 31, 2004.

On February 9, 2005, the Company terminated the interest rate swap and the associated rights and obligations under that derivative. The derivative was designated as a hedge of the fixed rate interest due under the 11 7/8% Notes. As a result of the termination of the derivative, the Company is required to estimate the fair value of the 11 7/8% Notes. On the termination date, the fair value of the 11 7/8% Notes was $14,082 above the carrying value compared to $9,853 for the unhedged portion at December 31, 2004. The Company received $1,635 from the swap counterparty as a termination fee on February 11, 2005.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

12.   Commitments and Contingencies

From time to time, the Company, due to the nature of its business, is subject to litigation and/or regulatory actions, the resolution of which could result in a materially adverse impact upon the Company’s financial position and operating results. At December 31, 2005, the Company was not aware of any such proceedings, other than those disclosed below, that could result in a materially adverse financial impact.

SEC Inquiry and U.S. Attorney’s Office Investigation

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

While we are continuing to cooperate with, and to provide requested information and documents to the SEC and the U.S. Attorney’s Office, we cannot predict the outcome of the inquiry or investigation. Such inquiry and/or investigation could have a material adverse effect on our business, financial condition and results of operations.

Landlord Claim

In July 2005, Image Properties L.L.C. (“Image Properties”), an entity owned by the Company’s former Chief Executive Officer and former President, made a claim against the Company related to the reconciliation of certain expenses that Image Properties claims it paid on the Company’s behalf with respect to the facilities the Company leases from Image Properties (See Note 13). The Company is currently unable to determine the likelihood that it will be required to remit any monies to Image Properties as a result of this asserted claim, and the Company’s estimate of the liability pursuant to the asserted claim ranges from $0 to $3,300.

Future Commitments

The Company’s future commitments at December 31, 2005 were as follows:

(a)   The Company leases office space and radiology equipment under non-cancelable operating lease agreements and has certain other maintenance agreements for its various locations. The leases and maintenance agreements expire at various dates through 2018 with options to renew for varying terms. Certain of the leases for office space are with related parties (see Note 13).

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The future minimum payments under lease and other agreements are as follows:

Year	Related Party	Non-Related Party	Total
2006	3,028	21,267	$24,295
2007	1,667	20,397	22,064
2008	850	10,054	10,904
2009	482	7,960	8,442
2010	234	5,145	5,379
Thereafter	81	32,367	32,448
	$6,342	$97,190	$103,532

Terms of certain leases include escalation clauses and require payment of costs such as property taxes, utilities, insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions is accounted for on a straight-line basis beginning with the earlier of the lease commencement date or the date the Company takes possession. Portions of certain properties are subleased to others for periods generally ranging from 1 to 21 months. Rent expense for non-related party leases, which includes equipment rentals, was $12,079, $9,776 and $7,246 for the years ended December 31, 2005, 2004 and 2003, respectively.

Rent expense (under operating leases) consists of:

	Years ended December 31,
	2005	2004	2003
Minimum rentals	$15,330	$13,659	$11,078
Deferred rent expense	464	467	447
Sublease income	(83)	(53)	(1)
	$15,711	$14,073	$11,524

The Company’s maintenance expense related to the non-cancelable maintenance agreements was $10,564, $8,709 and $8,481 for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense for related party leases was $3,632, $3,883 and $3,832 for the years ended December 31, 2005, 2004 and 2003, respectively.

(b)   The Company has employment agreements with certain of its executive officers that provide for the payment of a base salary plus a bonus, and include non-compete provisions for up to two years following the executive officer’s termination of employment. The employment agreements have terms that expire on various dates through  October 2010 and provide that if the executive officer is terminated without cause, such executive officer is entitled to receive payments equal to their base salary amount and, in some cases, a portion of their annual bonus, for a specified period of time which could extend up to 24 months, depending upon the executive officer. The base salaries provided for during the entire term of the employment agreements range from $225 to $500 per year.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Former Contingency

In February 2003, the Company received a request for documents from the Department on Justice (“DOJ”) regarding its billing practices. The request arose from a lawsuit filed under seal according to the qui tam provision of the Federal False Claims Act. The DOJ thoroughly reviewed the claims made in the qui tam lawsuit and concluded that no government intervention was required in the matter. On September 9, 2005, the Company reached a settlement with the DOJ to resolve the matter as an alleged Medicare overpayment, pursuant to which the Company admitted no liability or wrongdoing. The Company also entered into a separate settlement agreement with the private parties in the qui tam lawsuit. The aggregate settlement payments pursuant to these settlement agreements did not have a material adverse effect on the Company’s financial condition or results of operations.

13.   Related Party Transactions

The Company leases space for 15 of its imaging centers through lease agreements between certain of its subsidiaries and Image Properties. The Company guarantees all real estate leases between its subsidiaries and Image Properties. The leases provide for monthly rent in amounts ranging from $6 to $24. The leases commenced from 1994 to 2001 and are typically for an initial ten-year term with five-year renewal options. The leases expire at various dates through 2011. The Company also leases its corporate headquarters from Image Properties for monthly rent of approximately $73. The corporate headquarters lease expires in October 2006 and the Company has an option to renew the lease for a period of five years. The Company made total lease payments under these agreements of $3,654, $3,732, and $3,676 in the years ended December 31, 2005, 2004 and 2003, respectively. The Company also paid management fees of $120, $249 and $249 to Image Properties for the years ended December 31, 2005, 2004 and 2003.

Historically, the Company made advances to Image Properties for building and leasehold improvements made on behalf of the Company. The Company had receivables of $162 and $1,454 at December 31, 2005, and 2004, for costs incurred on behalf of Image Properties. The Company earns interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance. In July 2005, Image Properties made a claim against the Company that is discussed in more detail in Note 12, Commitments and Contingencies.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Pursuant to an agreement with Image Aviation, LLC, a company also owned by the Company’s former Chief Executive Officer and former President, the Company paid expenses of $128 and $683 for the years ended December 31, 2005 and 2004 for certain aviation services. In March 2005, the Company terminated its agreement with Image Aviation.

The Company paid, from the net proceeds received in connection with the issuance of the 12¼% Notes in August 2004, a dividend to its stockholders in the amount of $80,200.

During the year ended December 31, 2005, pursuant to a consulting agreement with Argus Management Corporation, a company owned by John Haggerty, our interim Chief Financial Officer, and two other principals, we received certain interim management, financial and consulting services related to our restatement and other general corporate matters. Excluding amounts paid to Argus for Mr. Haggerty’s services as interim Chief Financial Officer, we made aggregate payments in the amount of $826 to Argus in 2005.

14.   Income Taxes

The provision for federal and state income taxes is as follows:

	Year ended December 31,
	2005	2004	2003
Current tax expense/(benefit)
Federal	$—	$—	$—
State	1,749	944	570
	1,749	944	570
Deferred tax expense/(benefit)
Federal	1,117	1,031	(492)
State	160	146	1,132
	1,277	1,177	640
	$3,026	$2,121	$1,210

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	As of December 31,
	2005	2004
Deferred tax assets
Loss carryforwards	$31,537	$24,872
Accounts receivable	100	—
Other prepaid assets	463	463
Accrued payroll	409	734
Other accrued expenses	1,041	1,030
Other long-term liabilities	833	688
Total deferred tax assets	34,383	27,787
Deferred tax liabilities
Property and equipment	(9,322)	(16,095)
Intangible assets	(4,219)	(2,978)
Other assets	(117)	(165)
Total deferred tax liabilities	(13,658)	(19,238)
Valuation allowance	(25,340)	(11,887)
Net deferred tax liability	$ (4,615)	$ (3,338)

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2005, management has determined that based on all available evidence, a valuation allowance of $25,340 is appropriate. Approximately $1,300 of this valuation allowance, if reversed, would result in an increase in additional paid-in capital rather than benefit.

As of December 31, 2005, the Company had approximately $72,098 of federal and $123,787 of state loss carryforwards available to reduce taxable income. The loss carryforwards expire through 2025.

The tax provision/(benefits) differs from the amount that would be calculated by applying the federal statutory rate of 35% to income before income taxes as follows:

	Year ended December 31,
	2005	2004	2003
Federal statutory rate	$(9,167)	$(5,101)	$(546)
State income taxes	(1,392)	(902)	94
Valuation allowance	13,453	8,128	2,357
Other	132	(4)	(695)
Provision for income taxes	$3,026	$2,121	$1,210

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

15.   Retirement Plan

In April 2005, the Company changed service providers for its defined contribution plan (the “Plan”) maintained for all eligible employees. There were no substantive changes to the Plan as a result of the change in service providers, other than a reduction in the service requirement from nine months to one month. Under the Plan, employees who have completed the minimum period of service and have met certain other eligibility requirements may make voluntary contributions to the retirement program in the form of salary reductions. The Company, at the discretion of the Board of Directors, may make contributions to the Plan equal to a percentage of each employee’s wages. Employer contributions for the years ended December 31, 2005, 2004 and 2003 amounted to $264, $208 and $182, respectively.

16.   Stock Option Plan

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

In 2004, the Company issued 5,686,384 stock options under the 2003 Stock Option Plan. Of these issuances, 4,863,884 stock options, in the aggregate, were issued to certain executive officers of the Company. These options were issued as incentive stock options with exercise prices ranging from $1.50 to $3.00 and a three year vesting period. Approximately 3,147,220 of the 4,863,884 stock options issued to the executive officers expired in April 2005 in connection with separation agreements with certain executive officers. The remaining 822,500 stock options were issued as non-qualified stock options with exercise prices ranging from $0.65 to $1.05 and a five year vesting period.

In 2005, the Company issued, or was contractually obligated to issue, 6,630,000 stock options under the 2003 Stock Option Plan. These include 6,500,000 options that the Company is obligated to issue to an executive officer pursuant to an employment agreement. These options have not yet been issued, but when they are, they will be issued effective October 24, 2005 and will be incentive stock options with an exercise price of $0.65 and a three year vesting period. The remaining 130,000 stock options were issued as qualified stock options with an exercise price of $0.65 and a five year vesting period.

The weighted average fair value of options at grant date amounted to $0.00 and $0.02 for the years ended December 31, 2005 and 2004.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The following table summarizes information about stock options issued during the years ended December 31, 2003, 2004 and 2005:

	Options		Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2003	—		N/A	N/A
Granted	3,016,000		$1.00	$1.00
Forfeited	55,000		1.00	1.00
Cancelled	—		—	—
Outstanding, January 1, 2004	2,961,000		1.00	1.00
Granted	5,686,384		0.65 – 3.00	1.94
Forfeited	432,500		1.00 – 1.05	1.01
Cancelled	—		—	—
Outstanding, January 1, 2005	8,214,884		0.65 – 3.00	1.65
Granted(1)	6,630,000		0.65	0.65
Forfeited	3,809,720		0.65 – 3.00	1.92
Cancelled	—		—	—
Outstanding, December 31, 2005	11,035,164		$0.65 – 3.00	$0.95
Exercisable, December 31, 2005	1,803,732		$0.65 - 3.00	$1.52
Shares available for future grants	5,964,835	(2)

(1)          The Company’s Chief Executive Officer is entitled, pursuant to his employment contract, to receive a grant of stock options to purchase 6,500,000 shares of MQA’s common stock. Although the definitive documentation with respect to this grant has not yet been executed, when executed, the grant will be effective as of October 24, 2005. The figures in the table above give effect to this anticipated grant.

(2)          The number of securities remaining available for future issuance under the 2003 Stock Option Plan includes 5,555,555 options that are only authorized to be granted as “Top-Off Options.” Top-Off Options are only available for grant to then-existing option holders so that they are not diluted in the event that any of our preferred stock is converted into common stock. We currently have 409,280 non-Top-Off Options available for future grants under the 2003 Stock Option Plan.

The following table sets forth information related to options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options		Weighted Average Remaining Contractual Life	Number of Options
$0.65	7,045,000	(1)	9.74	83,000
1.00	2,066,000		7.01	818,400
1.05	207,500		8.01	44,000
1.50	858,332		8.01	429,166
2.50	429,166		8.01	214,583
3.00	429,166		8.01	214,583
	11,035,164		8.93	1,803,732

(1)          The Company’s Chief Executive Officer is entitled, pursuant to his employment contract, to receive a grant of stock options to purchase 6,500,000 shares of MQA’s common stock. Although the definitive

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

documentation with respect to this grant has not yet been executed, when executed, the grant will be effective as of October 24, 2005. The figures in the table above give effect to this anticipated grant.

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not currently recognize compensation expense for its stock-based awards to employees.

17.   Management and Services Scheduling Agreement

On October 20, 2004, the Company and One Call Medical, Inc. (“One Call”), a non-affiliated third party, entered into a Management and Services Scheduling Agreement (the “Agreement”) with respect to the operations of Occupational Solutions, Inc., a wholly owned subsidiary of the Company (“Occ Sol”). Under the Agreement, the Company licensed certain of Occ Sol’s intellectual property, including the Occupational Solutions name, leased office space and equipment to One Call and assigned all of its service contracts in exchange for which One Call agreed to pay the Company $2,100 in quarterly service fees over the term of the Agreement. According to GAAP, the transaction was deemed to constitute a sale of assets with a net book value of $0. This transaction gave rise to a receivable with a present value of approximately $1,500. The balance of this receivable at December 31, 2005 was approximately $1,197.

Results of operations for Occupational Solutions, Inc. were as follows:

	Year ended December 31,
	2004	2003
Net revenues from services	$352	$1,037
Costs and expenses:
Operating expenses	92	886
Marketing, general and administrative expenses	1,903	1,949
Depreciation and amortization	30	22
Results from operations	(1,673)	(1,820)
Interest income	38	—
Net loss	$(1,635)	$(1,820)

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

18.   Results of Quarterly Operations (unaudited)

Presented below are the unaudited quarterly consolidated statements of operations data for each of the eight quarters beginning January 1, 2004 and ending December 31, 2005. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any one quarter are not necessarily indicative of the results to be expected for any future quarter.

	Quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total
2005
Net revenues from services	$73,935	$74,520	$74,289	$70,229	$292,973
Operating expenses	34,316	34,640	33,551	33,562	136,069
Marketing, general and administrative expenses	26,557	26,539	27,386	24,409	104,891
Loss on disposal of assets	1,145	98	—	403	1,646
Depreciation and amortization	9,091	9,049	8,803	8,913	35,856
Income from operations	2,826	4,194	4,549	2,942	14,511
Interest expense, net	8,872	10,247	10,909	10,950	40,978
Equity in earnings of unconsolidated joint ventures	(66)	(58)	(58)	(93)	(275)
(Loss) before income taxes	(5,980)	(5,995)	(6,302)	(7,915)	(26,192)
Provision for income taxes	773	775	815	663	3,026
Net (loss)	$(6,753)	$(6,770)	$(7,117)	$(8,578)	$(29,218)

	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	Total
2004
Net revenues from services	$63,608	$67,661	$72,151	$71,150	$274,570
Operating expenses	28,333	30,522	32,379	33,296	124,530
Marketing, general and administrative expenses	22,562	26,736	25,285	26,914	101,497
(Gain) loss on disposal of assets	2,507	88	239	(1,284)	1,550
Depreciation and amortization	7,369	7,566	8,119	8,486	31,540
Income from operations	2,837	2,749	6,129	3,738	15,453
Interest expense, net	6,459	6,443	7,940	9,460	30,302
Equity in earnings of unconsolidated joint ventures	(52)	(35)	(96)	(90)	(273)
(Loss) before income taxes	(3,570)	(3,659)	(1,715)	(5,632)	(14,576)
Provision for income taxes	680	680	680	81	2,121
Net (loss)	$(4,250)	$(4,339)	$(2,395)	$(5,713)	$(16,697)

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

19.   Consolidating Financial Statements

The following tables present consolidating financial information as required for the years ended December 31, 2005, 2004 and 2003 for: 1) MQA (parent); 2) MedQuest (issuer); 3) the guarantors (on a combined basis) of the 11 7/8% Notes (which represent all MedQuest subsidiaries) and 4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates. Separate financial statements of MedQuest, as issuer of the 11 7/8% Notes, and the subsidiary guarantors are not presented because each subsidiary guarantor is 100% owned by MQA, all guarantees are full and unconditional, and all guarantees are joint and several.

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

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Balance Sheets December 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2,204	$—	$9,400	$—	$11,604
Patient receivables, net of allowances			27,784		27,784
Related party receivables			162		162
Other receivables			1,726		1,726
Prepaid expenses and other			2,363		2,363
Deferred income taxes			2,012		2,012
Total current assets	2,204	—	43,447	—	45,651
Property and equipment, net			86,151		86,151
Goodwill			35,335		35,335
Certificates of need			15,917		15,917
Other intangible assets, net			465		465
Investment in subsidiaries	(31,876)	(83,964)		115,840	—
Debt issuance costs, net	2,705	9,417			12,122
Other		—	2,805		2,805
Total assets	$(26,967)	$(74,547)	$184,120	$115,840	$198,446
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$11,456	$—	$11,456
Accrued payroll and related taxes			6,257		6,257
Accrued interest	119	8,259			8,378
Accrued radiologist fees			3,845		3,845
Other liabilities			2,063		2,063
Other accrued expenses			8,122		8,122
Income taxes payable			212		212
Current portion of long-term debt		9,754			9,754
Current portion of obligations under capital leases			1,157		1,157
Total current liabilities	119	18,013	33,112	—	51,244
Intercompany payable	61,644	(286,416)	224,772		—
Long-term debt	99,573	225,732			325,305
Obligations under capital leases			1,489		1,489
Deferred income taxes			6,627		6,627
Other long-term liabilities			2,084		2,084
Total liabilities	161,336	(42,671)	268,084	—	386,749
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting;195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital	—	—	—	—	—
Accumulated deficit	(258,404)	(31,876)	(83,964)	115,840	(258,404)
Total stockholders’ deficit	(258,303)	(31,876)	(83,964)	115,840	(258,303)
Total liabilities and stockholders’ deficit	$(26,967)	$(74,547)	$184,120	$115,840	$198,446

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Balance Sheets December 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$559	$—	$438	$—	$997
Patient receivables, net of allowances			36,023		36,023
Related party receivables			1,476		1,476
Other receivables			2,294		2,294
Prepaid expenses and other			2,000		2,000
Deferred income taxes			2,227		2,227
Total current assets	559	—	44,458	—	45,017
Property and equipment, net			106,193		106,193
Goodwill			35,264		35,264
Certificates of need			13,599		13,599
Other intangible assets, net			468		468
Investment in subsidiaries	(14,578)	(83,321)		97,899	—
Debt issuance costs, net	3,108	11,355			14,463
Other		1,504	3,978		5,482
Total assets	$(10,911)	$(70,462)	$203,960	$97,899	$220,486
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$14,933	$—	$14,933
Accrued payroll and related taxes			4,940		4,940
Accrued interest		7,768	129		7,897
Accrued radiologist fees			3,767		3,767
Other liabilities			750		750
Other accrued expenses			6,289		6,289
Income taxes payable			927		927
Current portion of long-term debt		600			600
Current portion of obligations under capital leases			1,161		1,161
Total current liabilities	—	8,368	32,896	—	41,264
Intercompany payable	79,766	(323,464)	243,698		—
Long-term debt	88,408	259,212			347,620
Obligations under capital leases			2,649		2,649
Deferred income taxes			5,565		5,565
Other long-term liabilities			2,473		2,473
Total liabilities	168,174	(55,884)	287,281	—	399,571
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 35,000,000 shares authorized, issued and outstanding	35,000				35,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	50,000	—	—	—	50,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting;
115,000,000 shares authorized; 72,100,000 issued and
outstanding	72				72
Common stock, $.001 par value; voting;195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital					—
Accumulated deficit	(229,186)	(14,578)	(83,321)	97,899	(229,186)
Total stockholders’ deficit	(229,085)	(14,578)	(83,321)	97,899	(229,085)
Total liabilities and stockholders’ deficit	$(10,911)	$(70,462)	$203,960	$97,899	$220,486

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Statements of Operations
Year Ended December 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$292,973	$—	$292,973
Costs and expenses:
Operating expenses, excluding depreciation			136,069		136,069
Marketing, general and administrative expenses			104,891		104,891
Loss on disposal of assets			1,646		1,646
Depreciation and amortization			35,856		35,856
Income from operations	—	—	14,511	—	14,511
Interest expense	11,935	16,655	12,610		41,200
Interest income	(15)		(207)		(222)
Equity earnings of unconsolidated joint ventures			(275)	—	(275)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(11,920)	(16,655)	2,383	—	(26,192)
Provision for income taxes			3,026		3,026
Income (loss) before equity in earnings of consoldiated subsidiary	(11,920)	(16,655)	(643)	—	(29,218)
Equity in earnings of consolidated subsidiary	(17,298)	(643)		17,941	—
Net income (loss)	$(29,218)	$(17,298)	$(643)	$17,941	$(29,218)

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidated Statements of Operations
Year Ended December 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$274,570	$—	$274,570
Costs and expenses:
Operating expenses, excluding depreciation			124,530		124,530
Marketing, general and administrative expenses			101,497		101,497
Loss on disposal of assets			1,550		1,550
Depreciation and amortization			31,540		31,540
Income from operations	—	—	15,453	—	15,453
Interest expense	3,797	26,313	376		30,486
Interest income			(184)		(184)
Equity earnings of unconsolidated joint ventures			(273)	—	(273)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(3,797)	(26,313)	15,534	—	(14,576)
Provision for income taxes			2,121		2,121
Income (loss) before equity in earnings of consoldiated subsidiary	(3,797)	(26,313)	13,413	—	(16,697)
Equity in earnings of consolidated subsidiary	(12,900)	13,413		(513)	—
Net income (loss)	$(16,697)	$(12,900)	$13,413	$(513)	$(16,697)

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
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

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Statements of Cash Flows
Year Ended December 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(29,218)	$(17,298)	$(643)	$17,941	$(29,218)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			35,856		35,856
Amortization of bond discount		279			279
Amortization of debt issuance costs	410	1,931			2,341
Bad debt expense			15,397		15,397
Deferred income taxes			1,277		1,277
Equity in earnings of unconsolidated joint ventures			(275)		(275)
Loss on disposal of assets			1,646		1,646
Accreted bond interest	11,164				11,164
Equity in earnings of unconsolidated joint ventures	17,298	643		(17,941)	—
Changes in operating assets and liabilities:
Patient receivables			(7,157)		(7,157)
Intercompany payable	234	13,947	(14,181)		—
Related party and other receivables			1,314		1,314
Income tax receivable/payable			(715)		(715)
Prepaid expenses and other current assets			206		206
Other assets	(7)	7	935		935
Accounts payable			(3,478)		(3,478)
Accrued payroll and related taxes			1,317		1,317
Other liabilities			1,313		1,313
Other accrued expenses	119	491	1,174		1,784
Net cash and cash equivalents provided by operating activities	$—	$—	$33,986	$—	$33,986
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(17,125)	$—	$(17,125)
Acquisition of business			(2,500)		(2,500)
Non-acquisition intangibles			(98)		(98)
Proceeds from unconsolidated joint ventures			515		515
Proceeds from the sale of property and equipment			94		94
Net cash and cash equivalents used in investing	$—	$—	$(19,114)	$—	$(19,114)

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Statements of Cash Flows
Year Ended December 31, 2005—Continued

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided (used) by financing activities
Payments on capital leases	$—	$—	$(1,165)	$—	$(1,165)
Sale of preferred stock	20,000				20,000
Intercompany payable	(18,355)	23,100	(4,745)		—
Intercompany receivable					—
Proceeds from senior credit facility		29,613			29,613
Payment of Tranche B Term Loan
Payments on senior credit facility		(52,113)			(52,113)
Proceeds from long-term debt		(600)			(600)
Net cash and cash equivalents provided (used) by financing activities	$1,645	$—	$(5,910)	$—	$(4,265)
Net increase in cash and cash equivalents	1,645	—	8,962	—	10,607
Cash and cash equivalents, beginning of year	559		438		997
Cash and cash equivalents, end of year	$2,204	$—	$9,400	$—	$11,604
Supplemental disclosure of cash flow information
Cash paid for interest			$26,807		$26,807
Cash paid for taxes			$2,464		$2,464
Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			$2,500		$2,500
Less liabilities assumed					—
	$—	$—	$2,500	$—	$2,500

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Statements of Cash Flows
Year Ended December 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(16,697)	$(12,900)	$13,413	$(513)	$(16,697)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			31,540		31,540
Amortization of bond discount		246			246
Amortization of debt issuance costs	167	1,939			2,106
Bad debt expense			17,140		17,140
Deferred income taxes			1,177		1,177
Equity in earnings of unconsolidated joint ventures			(273)		(273)
Loss on disposal of assets			1,550		1,550
Accreted bond interest	3,630				3,630
Equity in earnings of consolidated subsidiary	12,900	(13,413)		513	—
Changes in operating assets and liabilities:
Patient receivables			(13,540)		(13,540)
Intercompany payable		26,480	2,842	(29,322)	—
Intercompany receivable		(2,842)	(26,480)	29,322	—
Related party and other receivables			(412)		(412)
Income tax receivable/payable			158		158
Prepaid expenses and other current assets			639		639
Other assets			(662)		(662)
Accounts payable			4,353		4,353
Accrued payroll and related taxes			(1,422)		(1,422)
Other liabilities			500		500
Other accrued expenses		490	2,448		2,938
Net cash and cash equivalents provided by operating activities	$—	$—	$32,971	$—	$32,971
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(44,805)	$—	$(44,805)
Acquisitions of businesses			(8,317)		(8,317)
Proceeds from unconsolidated joint ventures			299		299
Investment in unconsolidated joint ventures			(149)		(149)
Net cash and cash equivalents used in investing activities	$—	$—	$(52,972)	$—	$(52,972)

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Statements of Cash Flows
Year Ended December 31, 2004—Continued

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by financing activities
Payments on capital leases	$—	$—	$(1,026)	$—	$(1,026)
Intercompany payable		39,003	53,737	(92,740)	—
Intercompany receivable	(737)	(53,000)	(39,003)	92,740	—
Payment of debt issuance costs	(3,282)	97			(3,185)
Proceeds from senior credit facility		53,000			53,000
Payment of Tranche B Term Loan		(600)			(600)
Payments on senior credit facility		(38,500)			(38,500)
Proceeds from long-term debt	84,778				84,778
Dividends	(80,200)				(80,200)
Net cash and cash equivalents provided by financing activities	$559	$—	$13,708	$—	$14,267
Net increase (decrease) in cash and cash equivalents	559	—	(6,293)	—	(5,734)
Cash and cash equivalents, beginning of year			6,731		6,731
Cash and cash equivalents, end of year	$559	$—	$438	$—	$997
Supplemental disclosure of cash flow information
Cash paid for interest			$23,829		$23,829
Cash paid for taxes			$912		$912
Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			$9,499		$9,499
Less liabilities assumed			(1,182)		(1,182)
	$—	$—	$8,317	$—	$8,317
Equipment acquired through capital lease	$—	$—	$1,235	$—	$1,235

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Statements of Cash Flows
Year Ended December 31, 2003

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(2,769)	$229	$21,358	$(21,587)	$(2,769)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization			27,520		27,520
Amortization of bond discount		148			148
Amortization of debt issuance costs		1,713			1,713
Bad debt expense			11,529		11,529
Deferred income taxes			640		640
Equity in earnings of unconsolidated joint ventures			(22)		(22)
Loss on disposal of assets			211		211
Equity in earnings of consolidated subsidiary	(229)	(21,358)		21,587	—
Changes in operating assets and liabilities:
Patient receivables			(18,558)		(18,558)
Intercompany payable	2,998	21,129	2,301	(26,428)	—
Intercompany receivable		(2,301)	(24,127)	26,428	—
Related party and other receivables			(982)		(982)
Income tax receivable			3,665		3,665
Prepaid expenses and other current assets			234		234
Other assets			(489)		(489)
Accounts payable			4,034		4,034
Accrued payroll and related taxes			2,575		2,575
Other liabilities			250		250
Other accrued expenses		(354)	2,027		1,673
Net cash and cash equivalents provided (used) by operating activities	$—	$(794)	$32,166	$—	$31,372
Cash flows used in investing activities
Purchase of property and equipment			(28,516)		(28,516)
Acquisitions of businesses			(7,039)		(7,039)
Proceeds from sale of real estate			136		136
Investment in unconsolidated joint ventures			(810)		(810)
Net cash and cash equivalents used in investing activities	$—	$—	$(36,229)	$—	$(36,229)

MQ ASSOCIATES, INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Statements of Cash Flows
Year Ended December 31, 2003—Continued

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by financing activities
Payments on capital leases	$—	$—	$(427)	$—	$(427)
Intercompany payable		88,403	98,464	(186,867)	—
Intercompany receivable		(97,188)	(89,679)	186,867	—
Payment of debt issuance costs		(2,915)			(2,915)
Proceeds from senior credit facility		37,188			37,188
Proceeds from Tranche B Term Loan		60,000			60,000
Payment of Tranche B Term Loan		(300)			(300)
Payments on senior credit facility		(85,188)			(85,188)
Net cash and cash equivalents provided by financing activities	$—	$—	$8,358	$—	$8,358
Net increase (decrease) in cash and cash equivalents	—	(794)	4,295	—	3,501
Cash and cash equivalents, beginning of year		794	2,436	—	3,230
Cash and cash equivalents, end of year	$—	$—	$6,731	$—	$6,731
Supplemental disclosure of cash flow information
Cash paid for interest			$22,856		$22,856
Cash paid for taxes			$(2,992)		$(2,992)
Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired			$7,039		$7,039
Less liabilities assumed					—
	$—	$—	$7,039	$—	$7,039
Equipment acquired through capital lease	$—	$—	$3,041	$—	$3,041

EXHIBIT NUMBER		EXHIBITS
2.1	(1)

Recapitalization Agreement by and among MQ Investment Holdings, LLC, MQ Associates, the Stockholders of MQ Associates and David Lang and Gene Venesky, as Stockholders’ Representatives dated as of July 16, 2002.

2.2	(1)

Amendment No. 1, dated as of August 8, 2002, to Recapitalization Agreement by and among MQ Investment Holdings, LLC, MQ Associates, the Stockholders of MQ Associates and David Lang and Gene Venesky, as Stockholders’ Representatives dated as of July 16, 2002.

3.1	(1)	Certificate of Incorporation of MedQuest, Inc.
3.2	(1)	By-laws of MedQuest, Inc.
3.3	(1)	Fourth Amended and Restated Certificate of Incorporation of MQ Associates.
3.4	(1)	Second Amended and Restated By-laws of MQ Associates.
3.5	(18)	Certificate of Increase of MQ Associates, Inc.
4.1	(1)	Indenture by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors parties thereto, and Wachovia Bank, National Association, as Trustee dated as of August 15, 2002.
4.2	(1)	Form of Senior Subordinated Note, Series B, due 2012 (included as exhibit B to the Indenture filed as Exhibit 4.1).
4.3	(1)	Registration Rights Agreement by and among MedQuest, Inc., the guarantors listed therein, J.P. Morgan Securities Inc., UBS Warburg LLC and Wachovia Securities, Inc. dated as of August 15, 2002.
4.4	(1)

First Supplemental Indenture, dated as of November 13, 2002, by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors party to the Indenture, Town & Country Open MRI, LLC, Clayton Open MRI, LLC, Wisconsin Diagnostic Imaging, Inc., Vienna Diagnostic Imaging, Inc., and Wachovia Bank, National Association, as Trustee.

4.5	(2)

Second Supplemental Indenture, dated as of December 20, 2002, by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors party to the Indenture, as supplemented, Brunswick Diagnostic Imaging, LLC, and Wachovia Bank, National Association, as Trustee.

4.6	(3)

Third Supplemental Indenture, dated as of June 19, 2003, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Illinois Diagnostic Imaging, Inc. and Wachovia Bank, National Association, as Trustee

4.7	(5)

Fourth Supplemental Indenture, dated as of December 17, 2003, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Medical Scheduling of Missouri, LLC and Wachovia Bank, National Association, as Trustee.

4.8	(5)

Fifth Supplemental Indenture, dated as of January 14, 2004, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, William S. Witt, Inc. and Wachovia Bank, National Association, as Trustee.

4.9	(6)

Sixth Supplemental Indenture, dated as of May 10, 2004, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Cape Fear Mobile Imaging, LLC and Wachovia Bank, National Association, as Trustee.

4.10	(15)	Seventh Supplemental Indenture dated as of August 15, 2005 among MedQuest, Inc., MQ Associates, Inc., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.
4.11	(8)	Indenture by and among MQ Associates, Inc., and Wachovia Bank, National Association, as Trustee dated as of August 24, 2004
4.12	(8)	Form of Senior Discount Note, Series B, due 2012 (included as exhibit B to the Indenture filed as Exhibit 4.11).
4.13	(8)	Registration Rights Agreement by and among MQ Associates, Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, dated as of August 24, 2004.
4.14	(14)	First Supplemental Indenture dated as of August 15, 2005 between MQ Associates, Inc. and Wachovia Bank, National Association, as trustee.
4.15	(19)	Stock Subscription Warrant of MQ Associates, Inc.
10.1	(7)

Amended and Restated Credit Agreement among MQ Associates, MedQuest, Inc., as Borrower, the Several Lenders from time to time parties hereto, JPMorgan Chase Bank, as Syndication Agent and Wachovia Bank, National Association, as Documentation Agent and Administrative Agent dated as of September 3, 2003.

10.2	(8)

First Amendment to Amended and Restated Credit Agreement by and among MQ Associates, Inc., Medquest, Inc. as Borrower, the Several Lenders from time to time parties thereto and Wachovia Bank, National Association, as Administrative Agent, dated as of August 16, 2004.

10.3	(9)

Limited Waiver and Agreement, dated as of February 14, 2005 among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.4	(10)

Second Limited Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of March 30, 2005 among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.5	(11)

Third Limited Waiver to Amended and Restated Credit Agreement, dated as of May 13, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.6	(12)

Amendment to Third Limited Waiver to Amended and Restated Credit Agreement, dated as of June 30, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.7	(13)

Restated Amendment to Third Limited Waiver to Amended and Restated Credit Agreement, effective as of July 29, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.8	(16)

Letter Agreement in respect of Third Limited Waiver to Amended and Restated Credit Agreement, effective as of August 13, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.9	(17)

Letter Agreement in respect of Third Limited Waiver to Amended and Restated Credit Agreement, effective as of August 31, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.10	(20)

Fourth Waiver and Third Amendment to the Amended and Restated Credit Agreement, effective as of September 7, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.11	(1)

Credit Agreement by and among MQ Associates, MedQuest, Inc., as Borrower, the Several Lenders from time to time parties thereto and Wachovia Bank, National Association, as Administrative Agent dated as of August 15, 2002.

10.12	(1)

Guarantee and Collateral Agreement by and among MQ Investment Holdings, LLC, MedQuest, Inc., as Borrower and certain of its subsidiaries in favor of Wachovia Bank, National Association, as Administrative Agent dated as of August 15, 2002.

10.13	(1)	Registration Rights Agreement by and among MQ Associates and each of its stockholders dated August 15, 2002.
10.14	(1)*	Amended and Restated Employment Agreement by and between J. Kenneth Luke and MedQuest, Inc. dated as of August 15, 2002.
10.15	(1)*	Amended and Restated Employment Agreement by and between Gene Venesky and MedQuest, Inc. dated as of August 15, 2002.
10.16	(1)*	Amended and Restated Employment Agreement by and between Thomas C. Gentry and MedQuest, Inc. dated as of August 15, 2002.
10.17	(1)*	Amended and Restated Employment Agreement by and between Michael Villa and MedQuest, Inc. dated as of August 15, 2002.
10.18	(1)*	Amended and Restated Employment Agreement by and between Daniel J. Schaefer and MedQuest, Inc. dated as of August 15, 2002.
10.19	(1)*	Employment Agreement by and between Bruce W. Elder and MedQuest, Inc. dated as of August 15, 2002.
10.20	(1)	Stockholders’ Agreement by and among MQ Associates and each of the stockholders named on Schedule I thereto dated August 15, 2002.
10.21	(1)

Land and Building Lease by and between Image Properties, LLC and Palmetto Imaging, Inc. dated as of February 17, 1995 including Schedule I, which identifies substantially similar documents omitted and material differences in omitted documents from the agreement filed as Exhibit 10.11.

10.22	(1)

Personal Guaranty by and between Image Properties, LLC and Palmetto Imaging, Inc. dated as of February 17, 1995 including Schedule I, which identifies substantially similar documents omitted and material differences in omitted documents form the agreement filed as Exhibit 10.12.

10.23	(2)

Multi-Vendor Program Agreement by and between MedQuest Associates, Inc. and Philips Medical Systems North America, dated as of January 24, 2003. (A request for confidential treatment of certain omitted provisions of this exhibit has been submitted pursuant to Rule 406 of the Securities Act of 1933. The entire agreement has been filed separately with the Securities and Exchange Commission.)

10.24	(2)	Service Maintenance Agreement by and between MQ Associates and Hitachi Medical Systems America, Inc., dated as of January 1, 2001.
10.25	(4)*	2003 Stock Option Plan.
10.26	(5)	Corporate Compliance Plan.
10.27	(22)*	Consulting Agreement by and between MQ Associates, Inc. and Donald C. Tomasso, dated as of March 14, 2005.
10.28	(22)*	Consulting Agreement by and among MQ Associates, Inc., Argus Management Corp. and John G. Haggerty, dated as of March 14, 2005.
10.29	(22)*	Separation Agreement by and among Gene Venesky, MQ Associates, Inc. and MedQuest, Inc., dated April 28, 2005.
10.30	(22)*	Separation Agreement by and among Kenneth Luke, MQ Associates, Inc. and MedQuest, Inc., dated April 28, 2005.
10.31	(22)*	Separation Agreement by and among Thomas Gentry, MQ Associates, Inc. and MedQuest, Inc., dated April 28, 2005.
10.32	(22)	Amendment No.1 to Stockholders’ Agreement by and among MQ Associates and each of the stockholders named on Schedule I thereto, dated April 28, 2005.
10.33	(22)*	First Amendment to MQ Associates, Inc. 2003 Stock Option Plan.
10.34	(22)*	Form of Stock Option Agreement pursuant to MQ Associates, Inc. 2003 Stock Option Plan.
10.35	(22)	Securities Purchase Agreement dated as of September 7, 2005 between MQ Associates, Inc. and MQ Investments II, LLC.
10.36	*	Employment Agreement by and among C. Christian Winkle , MQ Associates, Inc. and MedQuest, Inc., dated as of October 24, 2005.
10.37		Amendment No. 2 to Stockholders’ Agreement, by and among MQ Associates, Inc. and each of the stockholders named on Schedule I thereto, dated October 24, 2005.
10.38	*	Amended and restated Employment Agreement by and among Todd W. Latz, MQ Associates, Inc. and MedQuest, Inc., dated as of January 1, 2006.
12.1		Statement re: computation of ratios of earning to fixed charges.
21.1		List of subsidiaries of MQ Associates.
31.1		Certification of C. Christian Winkle pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of John G. Haggerty pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of C. Christian Winkle pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of John G. Haggerty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7)          Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 10-Q for the quarter ended September 30, 2003.

(8)          Incorporated by reference to the exhibit of the same exhibit number as filed as an exhibit to Form S-4 as filed with the Commission on September 15, 2004 (Commission file number 333-118999).

(9)          Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed February 15, 2005.

(10)   Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed March 30, 2005.

(11)   Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed May 16, 2005.

(12)   Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed June 30, 2005.

(13)   Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed July 29, 2005.

(14)   Incorporated by reference to Exhibit 4.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed August 15, 2005.

(15)   Incorporated by reference to Exhibit 4.2 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed August 15, 2005.

(16)   Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed August 15, 2005.

(16)   Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed August 15, 2005.

(18)   Incorporated by reference to Exhibit 3.1 as filed as an Exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(19)   Incorporated by reference to Exhibit 4.1 as filed as an Exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(20)   Incorporated by reference to Exhibit 10.1 as filed as an Exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(21)   Incorporated by reference to Exhibit 10.2 as filed as an Exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(22)   Incorporated by reference to the exhibit of the same exhibit number as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2004.

*                    Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MQ Associates, Inc.
By:	/s/ C. CHRISTIAN WINKLE
C. Christian Winkle Chief Executive Officer
Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. CHRISTIAN WINKLE	Chief Executive Officer	March 31, 2006
C. Christian Winkle	(Principal Executive Officer)
/s/ JOHN G. HAGGERTY	Interim Chief Financial Officer	March 31, 2006
John G. Haggerty	(Principal Financial and Accounting Officer)
/s/ DONALD C. TOMASSO	Director	March 31, 2006
Donald C. Tomasso
/s/ STEPHEN P. MURRAY	Director	March 31, 2006
Stephen P. Murray
/s/ NANCY-ANN DEPARLE	Director	March 31, 2006
Nancy-Ann DeParle
/s/ BENJAMIN B. EDMANDS	Director	March 31, 2006
Benjamin B. Edmands

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering MQ Associates, Inc.’s last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders covering the 2005 fiscal year or will be sent to security holders subsequent to the filing of this report.