Form 10-Q
period 2006-03-31
MQ ASSOCIATES INC
filed 2006-05-12
CIK 1198233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

At May 11, 2006, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

Forward-Looking Statements

This report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. We can give no assurance that such forward-looking statements will prove to be correct. Among the most important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the results of the previously announced investigation by the U.S. Attorney’s Office, the previously announced inquiry by the Securities and Exchange Commission (“SEC”) or any other future action taken by the SEC or the U.S. Attorney’s Office, general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs, and the additional risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”), as well as in our other periodic reports filed with the SEC.

All forward-looking statements in this report apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligations to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,807	$11,604
Patient receivables, net of allowances	28,145	27,784
Related party receivables	165	162
Other receivables	2,147	1,726
Prepaid expenses and other	4,055	2,363
Deferred income taxes	2,012	2,012
Total current assets	44,331	45,651
Property and equipment, net	82,398	86,151
Goodwill	35,335	35,335
Certificates of need	15,920	15,917
Other intangible assets, net	423	465
Debt issuance costs, net	11,532	12,122
Other	2,445	2,805
Total assets	$192,384	$198,446

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,938	$11,456
Accrued payroll and related taxes	7,398	6,257
Accrued interest	2,687	8,378
Accrued radiologist fees	4,401	3,845
Other liabilities	2,068	2,063
Other accrued expenses	10,934	8,122
Income taxes payable	615	212
Current portion of long-term debt	7,490	9,754
Current portion of obligations under capital leases	1,143	1,157
Total current liabilities	45,674	51,244
Long-term debt	330,498	325,305
Obligations under capital leases	1,217	1,489
Deferred income taxes	6,946	6,627
Other long-term liabilities	2,189	2,084
Total liabilities	386,524	386,749
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000	55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	70,000	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital	—	—
Accumulated deficit	(264,241)	(258,404)
Total stockholders’ deficit	(264,140)	(258,303)
Total liabilities and stockholders’ deficit	$192,384	$198,446

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Net revenues from services	$71,764	$73,935
Costs and expenses:
Operating expenses, excluding depreciation	32,591	34,316
Marketing, general and administrative expenses	25,197	26,557
Loss on disposal of assets	129	1,145
Depreciation and amortization	8,711	9,091
Income from operations	5,136	2,826
Interest expense	10,393	8,932
Interest income	(51)	(60)
Equity in earnings of unconsolidated joint ventures	(44)	(66)
Loss before income taxes	(5,162)	(5,980)
Provision for income taxes	675	773
Net loss	$(5,837)	$(6,753)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(5,837)	$(6,753)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	8,711	9,091
Amortization of bond discount	75	67
Amortization of debt issuance costs	590	585
Bad debt expense	3,685	3,834
Deferred income taxes	319	315
Equity in earnings of unconsolidated joint ventures	(44)	(66)
Proceeds from unconsolidated joint ventures	120	108
Loss on disposal of assets	129	1,145
Accreted bond interest	3,005	2,670
Changes in operating assets and liabilities, net of assets acquired:
Patient receivables	(4,046)	(5,296)
Related party and other receivables	(423)	81
Income taxes payable	403	(295)
Prepaid expenses and other current assets	(1,692)	(1,544)
Other assets	284	432
Accounts payable	(2,519)	1,240
Accrued payroll and related taxes	1,141	1,443
Other liabilities	4	497
Other accrued expenses	(2,220)	(746)
Net cash and cash equivalents provided by operating activities	1,685	6,808
Cash flows used in investing activities
Purchase of property and equipment	(5,884)	(3,928)
Proceeds from sale of property and equipment	840	—
Acquisitions of businesses	—	(2,500)
Non-acquisition intangibles	(3)	(36)
Net cash and cash equivalents used in investing activities	$(5,047)	$(6,464)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows (used) provided by financing activities
Payments of obligations under capital leases	$(285)	$(284)
Proceeds from senior credit facility	—	19,000
Payments on senior credit facility	—	(13,500)
Payments on Tranche B term loan	(150)	(150)
Net cash and cash equivalents (used) provided by financing activities	(435)	5,066
Net (decrease) increase in cash and cash equivalents	(3,797)	5,410
Cash and cash equivalents, beginning of period	11,604	997
Cash and cash equivalents, end of period	$7,807	$6,407
Supplemental disclosure of cash flow information
Cash paid for interest	$12,414	$10,532
Cash paid for taxes, net	$(18)	$753

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data)

1.   Business and Basis of Presentation

MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary of MQA, and MedQuest’s subsidiaries (collectively, the “Company”), as of March 31, 2006 operated 92 outpatient diagnostic imaging centers located in 13 states, primarily in the southeastern and southwestern United States. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and bill governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”). In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

2.   Stock Option Plan

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption during the period when vesting occurs. Prior year financial statements are not restated. The application of SFAS 123R resulted in approximately $12 of compensation costs, net of taxes, during the three months ended March 31, 2006 due to the estimated grant-date fair value of all awards.

For the three months ended March 31, 2005, the Company accounted for its stock based compensation plan using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company had adopted the provisions of SFAS No. 123, which required disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Under the intrinsic value method, the Company did not recognize compensation expense for its stock-based awards to employees in the three months ended March 31, 2005. The following table reflects pro forma net loss as if the Company had elected to adopt the fair value approach of SFAS No. 123:

Three Months Ended March 31, 2005
Net loss:
As reported	$(6,753)
Fair value based compensation cost, net of taxes	(12)
Pro forma net loss	$(6,765)

3.   Acquisition

On January 3, 2005, the Company acquired the assets of a diagnostic imaging center. The acquisition was accounted for using the purchase method of accounting and the results of operations for the entity have been included in the consolidated financial statements as of the effective date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and the aggregate purchase price of the acquisition made during the three months ended March 31, 2005:

Property and equipment	$250
Certificate of need	1,943
Non-compete	250
Goodwill	57
Aggregate purchase price	$2,500

4.   Contingencies

From time to time, the Company, due to the nature of its business, is subject to litigation and/or regulatory actions, the resolution of which could result in a materially adverse impact upon the Company’s financial position and operating results. At March 31, 2006, the Company was not aware of any such proceedings, other than those disclosed below, that could result in a materially adverse financial impact.

SEC Inquiry and U.S. Attorney’s Office Investigation

The staff of the SEC has commenced a formal inquiry concerning, among other things, the Company’s previous announcement that it expected to restate its financial statements for prior periods and its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 (which, in each case, were subsequently filed). The U.S. Attorney’s Office in Atlanta, Georgia has opened an investigation relating to the resignation of the Company’s former executive officers and its announcements that it expected to restate certain of its financial statements for prior periods.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

While the Company is continuing to cooperate with, and to provide requested information and documents to the SEC and the U.S. Attorney’s Office, the Company cannot predict the outcome of the inquiry or investigation. Such inquiry and/or investigation could have a material adverse effect on the Company’s business, financial condition and results of operations.

Landlord Claim

In July 2005, Image Properties L.L.C. (“Image Properties”), an entity owned by the Company’s former Chief Executive Officer and former President, made a claim against the Company related to the reconciliation of certain expenses that Image Properties claims it paid on the Company’s behalf with respect to the facilities the Company leases from Image Properties. The Company is currently unable to determine the likelihood that it will be required to remit any monies to Image Properties as a result of this asserted claim, and the Company’s estimate of the potential liability pursuant to the asserted claim ranges from $0 to $3,000.

5.   Consolidating Financial Statements

The following tables present consolidating financial information as required for the three months ended March 31, 2006 and 2005 for: (1) MQA (parent); (2) MedQuest (issuer); (3) the guarantors (on a combined basis, which represent all of MedQuest’s subsidiaries) of the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 of MedQuest (the “11 7/8% Notes”) and (4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates.

In August 2002, MedQuest issued the 11 7/8% Notes, net of a discount of $3.8 million, to fund in part the Company’s recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount of senior subordinated notes for the registered senior subordinated notes. The 11 7/8% Notes are senior subordinated uncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest’s subsidiaries.

Separate financial statements of MedQuest, as issuer of the 11 7/8% Notes, and the subsidiary guarantors are not presented because each subsidiary guarantor is 100% owned by MQA, all guarantees are full and unconditional, and all guarantees are joint and several.

The Company’s senior credit facility (the “Senior Credit Facility”), the indenture governing the 11 7/8% Notes and the indenture governing the $136.0 million aggregate principal amount at maturity 12 1/4% senior discount notes due 2012 of MQA (the “12 1/4% Notes”) impose certain restrictions on the Company, including restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Senior Credit Facility requires the Company to maintain certain financial ratios. MedQuest’s indebtedness under the Senior Credit Facility is collateralized by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest’s subsidiaries.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Balance Sheets March 31, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,852	$—	$5,955	$—	$7,807
Patient receivables, net of allowances			28,145		28,145
Related party receivables			165		165
Other receivables			2,147		2,147
Prepaid expenses and other			4,055		4,055
Deferred income taxes			2,012		2,012
Total current assets	1,852	—	42,479	—	44,331
Property and equipment, net			82,398		82,398
Goodwill			35,335		35,335
Certificates of need			15,920		15,920
Other intangible assets, net			423		423
Investment in subsidiaries	(34,614)	(79,474)		114,088	—
Debt issuance costs, net	2,602	8,930			11,532
Other			2,445		2,445
Total assets	$(30,160)	$(70,544)	$179,000	$114,088	$192,384
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$8,938	$—	$8,938
Accrued payroll and related taxes			7,398		7,398
Accrued interest		2,687			2,687
Accrued radiologist fees			4,401		4,401
Other liabilities			2,068		2,068
Other accrued expenses			10,934		10,934
Income taxes payable			615		615
Current portion of long-term debt		7,490			7,490
Current portion of obligations under capital leases			1,143		1,143
Total current liabilities	—	10,177	35,497	—	45,674
Intercompany payable	61,403	(274,028)	212,625		—
Long-term debt	102,577	227,921			330,498
Obligations under capital leases			1,217		1,217
Deferred income taxes			6,946		6,946
Other long-term liabilities			2,189		2,189
Total liabilities	163,980	(35,930)	258,474	—	386,524
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital					—
Accumulated deficit	(264,241)	(34,614)	(79,474)	114,088	(264,241)
Total stockholders’ deficit	(264,140)	(34,614)	(79,474)	114,088	(264,140)
Total liabilities and stockholders’ deficit	$(30,160)	$(70,544)	$179,000	$114,088	$192,384

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Balance Sheets December 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2,204	$—	$9,400	$—	$11,604
Patient receivables, net of allowances			27,784		27,784
Related party receivables			162		162
Other receivables			1,726		1,726
Prepaid expenses and other			2,363		2,363
Deferred income taxes			2,012		2,012
Total current assets	2,204	—	43,447	—	45,651
Property and equipment, net			86,151		86,151
Goodwill			35,335		35,335
Certificates of need			15,917		15,917
Other intangible assets, net			465		465
Investment in subsidiaries	(31,876)	(83,964)		115,840	—
Debt issuance costs, net	2,705	9,417			12,122
Other			2,805		2,805
Total assets	$(26,967)	$(74,547)	$184,120	$115,840	$198,446
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$11,456	$—	$11,456
Accrued payroll and related taxes			6,257		6,257
Accrued interest	119	8,259			8,378
Accrued radiologist fees			3,845		3,845
Other liabilities			2,063		2,063
Other accrued expenses			8,122		8,122
Income taxes payable			212		212
Current portion of long-term debt		9,754			9,754
Current portion of obligations under capital leases			1,157		1,157
Total current liabilities	119	18,013	33,112	—	51,244
Intercompany payable	61,644	(286,416)	224,772		—
Long-term debt	99,573	225,732			325,305
Obligations under capital leases			1,489		1,489
Deferred income taxes			6,627		6,627
Other long-term liabilities			2,084		2,084
Total liabilities	161,336	(42,671)	268,084	—	386,749
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital					—
Accumulated deficit	(258,404)	(31,876)	(83,964)	115,840	(258,404)
Total stockholders’ deficit	(258,303)	(31,876)	(83,964)	115,840	(258,303)
Total liabilities and stockholders’ deficit	$(26,967)	$(74,547)	$184,120	$115,840	$198,446

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Three Months Ended March 31, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$71,764	$—	$71,764
Costs and expenses:
Operating expenses, excluding depreciation			32,591		32,591
Marketing, general and administrative expenses		10	25,187		25,197
Loss on disposal of assets			129		129
Depreciation and amortization			8,711		8,711
Income (loss) from operations	—	(10)	5,146	—	5,136
Interest expense	3,108	7,218	67		10,393
Interest income	(9)		(42)		(51)
Equity in earnings of unconsolidated joint ventures			(44)		(44)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(3,099)	(7,228)	5,165	—	(5,162)
Provision for income taxes			675		675
Income (loss) before equity in earnings of consolidated subsidiary	(3,099)	(7,228)	4,490	—	(5,837)
Equity in earnings of consolidated subsidiary	(2,738)	4,490		(1,752)	—
Net income (loss)	$(5,837)	$(2,738)	$4,490	$(1,752)	$(5,837)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Three Months Ended March 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues from services	$—	$—	$73,935	$—	$73,935
Costs and expenses:
Operating expenses, excluding depreciation			34,316		34,316
Marketing, general and administrative expenses			26,557		26,557
Loss on disposal of assets			1,145		1,145
Depreciation and amortization			9,091		9,091
Income from operations	—	—	2,826	—	2,826
Interest expense	2,670	6,262			8,932
Interest income			(60)		(60)
Equity in earnings of unconsolidated joint ventures			(66)		(66)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiary	(2,670)	(6,262)	2,952	—	(5,980)
Provision for income taxes			773		773
Income (loss) before equity in earnings of consolidated subsidiary	(2,670)	(6,262)	2,179	—	(6,753)
Equity in earnings of consolidated subsidiary	(4,083)	2,179		1,904	—
Net income (loss)	$(6,753)	$(4,083)	$2,179	$1,904	$(6,753)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(5,837)	$(2,738)	$4,490	$(1,752)	$(5,837)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			8,711		8,711
Amortization of bond discount		75			75
Amortization of debt issuance costs	103	487			590
Bad debt expense			3,685		3,685
Deferred taxes			319		319
Equity in earnings of unconsolidated joint ventures			(44)		(44)
Proceeds from unconsolidated joint ventures			120		120
Loss on disposal of assets			129		129
Accreted bond interest	3,005				3,005
Equity in earnings of consolidated subsidiary	2,738	(4,490)		1,752	—
Changes in operating assets and liabilities:
Patient receivables			(4,046)		(4,046)
Intercompany payable	110	12,238	(12,348)		—
Related party and other receivables			(423)		(423)
Income taxes payable			403		403
Prepaid expenses and other current assets			(1,692)		(1,692)
Other assets			284		284
Accounts payable			(2,519)		(2,519)
Accrued payroll and related taxes			1,141		1,141
Other liabilities			4		4
Other accrued expenses	(119)	(5,572)	3,471		(2,220)
Net cash and cash equivalents provided by operating activities	$—	$—	$1,685	$—	$1,685
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(5,884)	$—	$(5,884)
Proceeds from sale or property and equipment			840		840
Non-acquisition intangibles			(3)		(3)
Net cash and cash equivalents used in investing activities	$—	$—	$(5,047)	$—	$(5,047)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2006 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used) by financing activities
Payments on capital leases	$—	$—	$(285)	$—	$(285)
Intercompany payable	(352)	150	202		—
Intercompany receivable					—
Payment of Tranche B term loan		(150)			(150)
Net cash and cash equivalents (used) by financing activities	$(352)	$—	$(83)	$—	$(435)
Net (decrease) in cash and cash equivalents	(352)	—	(3,445)	—	(3,797)
Cash and cash equivalents, beginning of period	2,204		9,400		11,604
Cash and cash equivalents, end of period	$1,852	$—	$5,955	$—	$7,807
Supplemental disclosure of cash flow information
Cash paid for interest			$12,414		$12,414
Cash paid for taxes, net			$(18)		$(18)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(6,753)	$(4,083)	$2,179	$1,904	$(6,753)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			9,091		9,091
Amortization of bond discount		67			67
Amortization of debt issuance costs	102	483			585
Bad debt expense			3,834		3,834
Deferred income taxes			315		315
Equity in earnings of unconsolidated joint ventures			(66)		(66)
Proceeds from unconsolidated joint ventures			108		108
Loss on disposal of assets			1,145		1,145
Accreted bond interest	2,670				2,670
Equity in earnings of consolidated subsidiary	4,083	(2,179)		(1,904)	—
Changes in operating assets and liabilities:
Patient receivables			(5,296)		(5,296)
Intercompany payable	(102)	5,712		(5,610)	—
Intercompany receivable			(5,610)	5,610	—
Related party and other receivables			81		81
Income taxes payable			(295)		(295)
Prepaid expenses and other current assets			(1,544)		(1,544)
Other assets			432		432
Accounts payable			1,240		1,240
Accrued payroll and related taxes			1,443		1,443
Other liabilities			497		497
Other accrued expenses			(746)		(746)
Net cash and cash equivalents provided by operating activities	$—	$—	$6,808	$—	$6,808
Cash flows used in investing activities
Purchase of property and equipment	$—	$—	$(3,928)	$—	$(3,928)
Acquisitions of businesses			(2,500)		(2,500)
Non-acquisition intangibles			(36)		(36)
Net cash and cash equivalents used in investing activities	$—	$—	$(6,464)	$—	$(6,464)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2005 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used) provided by financing activities
Payments on capital leases	$—	$—	$(284)	$—	$(284)
Intercompany payable		13,650	19,131	(32,781)	—
Intercompany receivable	(131)	(19,000)	(13,650)	32,781	—
Proceeds from senior credit facility		19,000			19,000
Payment of Tranche B term loan		(150)			(150)
Payments on senior credit facility		(13,500)			(13,500)
Net cash and cash equivalents (used) provided by financing activities	$(131)	$—	$5,197	$—	$5,066
Net (decrease) increase in cash and cash equivalents	(131)	—	5,541	—	5,410
Cash and cash equivalents, beginning of period	559		438		997
Cash and cash equivalents, end of period	$428	$—	$5,979	$—	$6,407
Supplemental disclosure of cash flow information
Cash paid for interest			$10,532		$10,532
Cash paid for taxes			$753		$753

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

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers (each a “FIC”). As of March 31, 2006, we operated a network of 92 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill patients and third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the year ended December 31, 2005, 67.0% of our gross revenue was derived from magnetic resonance imaging (“MRI”) services and 18.2% of our gross revenue was derived from computed tomography (“CT”) services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography services, and other sources.

We segregate our centers into three categories: single modality; dual-modality; and multi-modality centers. As of March 31, 2006, we operated: (i) 47 multi-modality centers; (ii) 28 dual-modality centers, the majority of which offered MRI and CT; and (iii) 17 single modality centers, the majority of which are MRI only. During the three months ended March 31, 2006, we added two centers, both of which were de novo developments, we sold one center and closed another. We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing diagnostic imaging equipment through upgrades, offering multiple pieces of diagnostic imaging equipment within the same modality and adding new modalities, such as nuclear medicine, ultrasound and mammography. As of March 31, 2006, we owned or leased 18 mobile MRI machines that we used to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At March 31, 2006, we operated 354 diagnostic imaging systems, 346 of which we owned and 8 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment at March 31, 2006:

	March 31, 2006
	Owned	Leased	Total
MRI	107	5	112
CT	69	—	69
Other	170	3	173
Total	346	8	354

Other modalities include nuclear medicine, x-ray, fluoroscopy, ultrasound, bone densitometry and mammography.

Of the $5.9 million total capital expenditures for the three months ended March 31, 2006, we invested approximately: $3.6 million in equipment maintenance and expansion; $1.1 million for information technology; and $1.2 million in the development of two de novo centers. During the three months ended March 31, 2006, we added five MRIs, three of which were high field, and disposed of six; we added five CTs, all of which were multi-slice, and disposed of five; and we added five pieces of other modality equipment and disposed of eight.

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and what we will ultimately collect from third party payors and patients. For the three months ended March 31, 2006, approximately 56.0% of our gross patient revenues came from managed care and commercial payors, 35.7% from government payors and 8.3% from other sources, including gross revenue from patients who were not insured. We have over 360 different contracts with commercial payors, and no single commercial payor accounted for more than 10.0% of our gross revenue for the three months ended March 31, 2006. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members who are our patients. We estimate the allowance for contractual adjustments utilizing an analysis that considers historical data consisting of gross charges, claim adjudication, cash receipts and refunds. Based upon that analysis, management estimates the anticipated collection rate for gross charges outstanding as of the balance sheet date and recognizes the required change in the allowance for contractual adjustments as a charge to gross patient revenue for the period.

Medicare reimbursement totaled $55.2 million of net revenue for the year ended December 31, 2005 and $13.0 million for the three months ended March 31, 2006. On August 1, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released proposed payment and policy changes specifically reducing payments for certain diagnostic imaging procedures involving contiguous body parts performed in the same session. In November 2005, CMS published final regulations, which would lower the reimbursement for the technical component of each additional imaging procedure by 25% in 2006 and an additional 25% in 2007.

On February 8, 2006, President Bush signed the Deficit Reduction Act (the “DRA”). The DRA eliminates CMS’s previously announced 4.4% reduction in reimbursement for physician services under the 2006 physician fee schedule, but codifies CMS’s reduction in the reimbursement for scans of contiguous body parts and also provides for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries. The DRA provides that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, will be the lesser of the Medicare Part B physician fee schedule and Medicare’s outpatient prospective payment system schedule (“OPPS”) for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was utilized to reimburse hospitals for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group (“APC”) to which the service is assigned rather than on a hospital’s costs, and had the effect of reducing reimbursement rates from those paid to hospitals for outpatient services on the previous cost-based system. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

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

The principal components of our operating costs, excluding depreciation and amortization, are compensation paid to radiologists and technologists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Operating costs, excluding depreciation and amortization, as a percentage of net revenue, have decreased from 46.4% for the three months ended March 31, 2005 to 45.4% for the three months ended March 31, 2006.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (i) operations overhead; (ii) corporate overhead; and (iii) bad debt expense. Operations overhead includes wages and benefits for center personnel (excluding radiologists and technologists) and transcriptionists, regional management, regional billing centers and local marketing and is proportionately related to changes in revenue. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for the three months ended March 31, 2006 and 2005 (in thousands of dollars). MG&A costs, as a percentage of net revenue, have decreased from 35.9% for the three months ended March 31, 2005 to 35.1% for the three months ended March 31, 2006.

	Three Months Ended March 31,
	2006	% Net Revenue	2005	% Net Revenue
Operations overhead	$15,661	21.8%	$15,454	20.9%
Corporate overhead	5,851	8.2%	7,268	9.8%
Bad debt expense	3,685	5.1%	3,835	5.2%
Total	$25,197	35.1%	$26,557	35.9%

For the three months ended March 31, 2005, the corporate overhead component of MG&A of $7.3 million included approximately $2.3 million of costs for the audit committee review, restatement, consent fees, executive search fees and other related expenses.

Under our patient receivable collections policy, we attempt to collect as much patient pay amounts as possible at the point of service. Any balances remaining due from patients after claims have been adjudicated are collected through a process that includes internal billing and collection efforts. Patient pay amounts are written off to bad debt when they are deemed uncollectible.

The concentration of gross revenue and gross patient receivables, by payor class, as a percentage of total gross revenue and total gross patient receivables, for and as of the three months ended March 31, 2006, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	56.0%	55.3%	40.5
Medicare	21.1%	17.9%	35.3
Medicaid	5.9%	5.7%	39.9
Other third party payors	8.3%	10.6%	49.7
Other governmental and workers’ compensation payors	8.7%	10.5%	49.0
Total	100.0%	100.0%	40.9

(1)          DSO represents the days sales outstanding, which measures the average daily revenue included in patient receivables based upon gross revenue and gross patient receivables.

Historically, our growth has come from same center revenue, de novo development and strategic acquisitions. We strive to increase our same center revenue by attracting new referring physicians, extending hours of operations, managing our scan and payor mix and adding capacity and modalities to meet local market needs. De novo development generally comes through expansion within our local markets. Strategic acquisitions allow us to quickly enter new markets, and to further penetrate existing markets with additional centers.

We experience seasonality in our revenue resulting from holidays, inclement weather, and referral source and patient vacations, which result in fewer patient scans during certain times of the year.

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenues for the periods indicated:

	Three Months Ended March 31,
	2006	% Net Revenue	2005	% Net Revenue	Change
Net revenues from services	$71,764	100.0%	$73,935	100.0%	$(2,171)
Operating expenses	32,591	45.4%	34,316	46.4%	(1,725)
MG&A expenses	25,197	35.1%	26,557	35.9%	(1,360)
Loss on disposal of assets	129	0.2%	1,145	1.5%	(1,016)
Depreciation and amortization	8,711	12.1%	9,091	12.3%	(380)
Income from operations	5,136	7.2%	2,826	3.8%	2,310
Interest expense, net	10,342	14.4%	8,872	12.0%	1,470
Equity in earnings of unconsolidated joint ventures	(44)	(0.1)%	(66)	(0.1)%	22
Provision for income taxes	675	0.9%	773	1.0%	(98)
Net loss	$(5,837)	(8.1)%	$(6,753)	(9.1)%	916

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net revenue was $71.8 million for the three months ended March 31, 2006, representing a decrease of $2.1 million, or 2.9%, from net revenue of $73.9 million for the three months ended March 31, 2005. We experienced a decrease in same center net revenue of $2.1 million, or 2.9%, in the three months ended March 31, 2006 compared to the same period in 2005. Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end. Our new centers added $0.8 million, or 1.1%, of net revenue growth in the three months ended March 31, 2006 compared to the same period in 2005. New centers are defined as centers opened since the beginning of the prior year. We closed one center and sold another during the three months ended March 31, 2006. The impact of closed centers on net revenue in the three months ended March 31, 2006 compared to the same period in 2005 was a decrease of $0.5 million. Managed centers and mobile operations accounted for a decrease in net revenue of $0.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

The decrease in net revenue from same centers of $2.1 million for the three months ended March 31, 2006 resulted from changes in scan volume, primarily from fewer lower modality procedures such as x-ray and mammography. Scan volume decreases at our same centers reduced net revenue by $7.0 million. This decrease was partially offset by the impact of changes in scan mix by modality, which increased net revenue by $1.0 million, and pricing changes, which increased net revenue by $3.9 million.

Operating expenses were $32.6 million for the three months ended March 31, 2006, representing a decrease of $1.7 million, or 5.0%, as compared to $34.3 million for the three months ended March 31, 2005. Operating expenses, as a percentage of net revenue, decreased to 45.4% in the three months ended March 31, 2006, as compared to 46.4% in the three months ended March 31, 2005. The decrease in operating expenses, as a percentage of net revenue, was primarily the result of lower radiologist and equipment rental costs. The decrease in radiologist costs was driven by renegotiation of certain contracts and a favorable mix of higher modality scans. Equipment rental costs decreased due to the purchase of technical equipment that had previously been leased by certain centers.

MG&A expenses were $25.2 million for the three months ended March 31, 2006, representing a decrease of $1.4 million, or 5.1%, as compared to MG&A expenses of $26.6 million for the three months ended March 31, 2005. MG&A expenses as a percentage of net revenue were 35.1% in the three months ended March 31, 2006, as compared to 35.9% in the three months ended March 31, 2005. The decrease in MG&A expenses, as a percentage of net revenue, was largely the result of a $2.2 million decrease in expenses associated with the audit committee review, the restatement and other related expenses, offset by a $0.8 million increase in professional fees, wages and related costs. MG&A expenses for the three months ended March 31, 2005 included expenses of $2.3 million associated with the audit committee review of our historical financial results, the restatement of those results and other related expenses.

In the three months ended March 31, 2006, we recorded losses on the disposal of assets of $0.1 million, compared to losses on the disposal of assets of $1.1 million in the three months ended March 31, 2005. The losses on the disposal of assets of $0.1 million in the three months ended March 31, 2006 were related to the disposal of certain property and equipment, the closing of one center and the sale of another, as discussed above, while the losses on the disposal of assets of $1.1 million in the three months ended March 31, 2005 were incurred in connection with the closing of four centers.

Depreciation and amortization was $8.7 million, or 12.1% of net revenue, for the three months ended March 31, 2006, as compared to $9.1 million, or 12.3% of net revenue, for the three months ended March 31, 2005. The $0.4 million decrease in depreciation expense resulted from decreased capital expenditures made in 2005 and the retirement of certain assets in prior periods.

Interest expense, net was $10.3 million for the three months ended March 31, 2006, representing an increase of $1.4 million, or 16.6%, from $8.9 million for the three months ended March 31, 2005. Interest expense, net was lower in the three months ended March 31, 2005 primarily due to a gain on the termination of an interest rate swap agreement of approximately $1.6 million in that period.

Income taxes were $0.7 million for the three months ended March 31, 2006 and $0.8 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

The principal uses of our liquidity are capital expenditures, acquisitions and debt service, as well as funding our operations. We operate in a capital-intensive, high fixed cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of our de novo centers and the acquisition of additional centers.

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

Our ability to (i) fund our working capital needs, planned capital expenditures and scheduled debt payments, (ii) implement our expansion plans, (iii) refinance our indebtedness and (iv) comply with our financial covenants under the senior credit facility, depends on our future operating performance and cash flows from operations, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Cash Flows

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2006, representing a decrease of $5.1 million, or 75.2% from $6.8 million for the three months ended March 31, 2005. This difference resulted primarily from a decrease in cash from working capital. Overall, the change in working capital assets and liabilities used $4.9 million more cash in the three months ended March 31, 2006 compared to the same period in 2005. The working capital changes were principally in accounts payable and other accrued expenses, partially offset by changes in patient receivables.

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2006, representing a decrease of $1.5 million, or 21.9%, from $6.5 million for the three months ended March 31, 2005. The decrease was the result of lower expenditures on business acquisitions and proceeds from the sale of property and equipment, partially offset by an increase in capital expenditures for property and equipment in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. We spent approximately $2.0 million more on property and equipment in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. We spent $2.5 million less on acquisitions of businesses in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and we had proceeds from the sale of property and equipment of approximately $0.8 million for the three months ended March 31, 2006.

Net cash used by financing activities was $0.4 million for the three months ended March 31, 2006, representing a decrease of $5.5 million from $5.1 million of net cash provided by financing activities for the three months ended March 31, 2005. There were no net proceeds from the senior credit facility during the three months ended March 31, 2006, compared to $5.5 million of net proceeds during the same period in

2005. The proceeds from financing during the three months ended March 31, 2005 were used primarily for purchases of property and equipment and acquisitions of businesses.

Financial Condition

At March 31, 2006, we had $338.0 million of indebtedness outstanding, as compared to $335.1 million at December 31, 2005. In addition, at March 31, 2006, we had a stockholders’ deficit of $264.1 million, as compared to our stockholders’ deficit of $258.3 million at December 31, 2005. Our indebtedness primarily consisted of $177.0 million of our 11 7/8% Notes, $102.6 million of accreted value of our $136.0 million aggregate principal amount at maturity 12¼% Notes and $58.4 million under the Tranche B portion of our senior credit facility. Further, at March 31, 2006, we would have been able to borrow an additional $79.4 million (after giving effect to $0.6 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions.

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

Subject to adjustments pursuant to the fourth waiver and third amendment (the “Third Amendment”) to the senior credit facility, which we entered into in September 2005, borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. There were no borrowings under the revolving credit facility at March 31, 2006. Borrowings at March 31, 2005 were based upon the Eurodollar rate (3.1% at March 31, 2005) and amounted to $28.0 million. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Third Amendment, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (4.99% and 3.1% at March 31, 2006 and March 31, 2005, respectively) and amounted to $58.4 million and $58.9 million at March 31, 2006 and March 31, 2005, respectively.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, a specified percentage (currently 75%, subject to downward adjustment based on our consolidated leverage ratio) of excess cash flows, as defined in the senior credit facility, must be applied against certain outstanding borrowings under the senior credit facility. For the year ended December 31, 2005, we generated excess cash flows, as defined in the senior credit facility, of $9.3 million. On April 4, 2006, we paid approximately $7.0 million, or 75%, of these excess cash flows to reduce outstanding borrowings under our Tranche B term facility.

12 1/4% Notes and 11 7/8% Notes

In August 2004, MQA issued the 12 1/4% Notes and received gross proceeds of $84.8 million, which represented a discount to the $136.0 million aggregate principal amount at maturity. The 12 1/4% Notes are uncollateralized obligations of MQA. Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues from August 15, 2008, and is payable semi-annually in arrears commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2010, or at MQA’s option, on August 15, 2008. In October 2004, MQA registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity senior discount notes for the registered senior discount notes.

In August 2002, MedQuest issued the 11 7/8% Notes, net of a discount of $3.8 million, to fund in part its recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount senior subordinated notes for the registered senior subordinated notes. The 11 7/8% Notes are senior subordinated uncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest’s subsidiaries.

The senior credit facility and the indentures governing the 11 7/8% Notes and the 12 1/4% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to meet certain financial covenants.

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holders upon the consummation of an underwritten public offering at a redemption price of $55.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQA common stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQA common stock. We have not accreted the fair value of the additional shares of MQA common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of March 31, 2006.

Capital expenditures

We incur capital expenditures for the purposes of:

•       purchasing new equipment and incurring leasehold improvements for de novo centers;

•       acquiring the assets of centers owned by third parties;

•       upgrading existing equipment to increase volume, quality and/or useful lives;

•       replacing underperforming equipment; and

•       upgrading information technology systems.

Capital expenditures, in the aggregate, amounted to $5.9 million for the three months ended March 31, 2006, as compared to $4.2 million for the three months ended March 31, 2005. Capital expenditures (excluding acquisitions) totaled $3.9 million in the three months ended March 31, 2005. Capital expenditures related to acquisitions of businesses amounted to $0.3 million in the three months ended March 31, 2005.

The following table sets forth capital expenditures, in detail, for the three month periods ended March 31, 2006 and 2005 (in millions of dollars):

	Three Months Ended March 31,
	2006	2005
Maintenance and growth	$3.6	$1.9
New centers (de novo)	1.2	1.4
Business acquisitions	—	0.3
Information technology	1.1	0.6
Total	$5.9	$4.2

We believe that expenditures for capital assets will range between $21.5 million and $29.5 million for the year ending December 31, 2006. The amount of capital expenditures may vary based upon the level of unanticipated events and opportunities that present themselves during the year and is subject to change.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Related Party Transactions

At March 31, 2006, we leased space for 15 of our imaging centers through lease agreements between certain of our subsidiaries and Image Properties. The leases provide for monthly rent of approximately $0.3 million. We also lease our corporate headquarters from Image Properties for monthly rent of approximately $0.1 million. We made total lease payments under these agreements of approximately $0.9 million in the three months ended March 31, 2006 and 2005. We also paid management fees of approximately $0.1 million to Image Properties in the three months ended March 31, 2005.

Critical accounting policies and estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described in our 2005 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, a summary of our significant accounting policies can be found in Note 2 to the consolidated financial statements included in the 2005 10-K. During the three months ended March 31, 2006, there were no changes to our critical accounting policies and no adoption of any new significant accounting policies other than SFAS 123R, which is discussed in Note 2, “Stock Option Plan” in the consolidated financial statements located elsewhere in this report.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

We sell our services exclusively in the United States and receive payment for our services exclusively in U.S. dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The majority of our indebtedness bears interest at fixed rates. However, management may, in its judgment, determine that it is advisable to enter into interest rate swaps to convert a portion of the fixed interest rate debt to floating interest rate debt. To the extent management decides to do so, the interest expense payable or the floating rate portion of our indebtedness will be sensitive to changes in the general level of interest rates in the United States.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly because the majority of our investments are in short-term instruments.

The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and, as of March 31, 2006, related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Long-term debt	2006	2007	2008	2009	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$316.0	$316.0	$174.9
Average interest rate					12.04%	12.04%	23.60%
Variable rate	$7.4	$0.5	$25.4	$25.1	$—	$58.4	$58.4
Average interest rate	8.73%	8.73%	8.73%	8.73%		8.73%	8.73%

Item 4.                        Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2006. No change in internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

The staff of the SEC has commenced a formal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 (which, in each case, were subsequently filed). We are continuing to cooperate with the SEC.

The U.S. Attorney’s Office in Atlanta, Georgia has opened an investigation relating to the resignation of our former executive officers and our announcements that we expected to restate certain of our financial statements for prior periods. We are continuing to cooperate with the U.S. Attorney’s Office.

Item 1A.                Risk Factors

There have been no material changes with respect to the risk factors previously disclosed in our 2005 10-K.

Item 6.                        Exhibits

Number	Description of Exhibits
10.39*	Employment Agreement by and among Todd E. Andrews, MQ Associates, Inc. and MedQuest, Inc., dated as of April 7, 2006.
31.1	Certification of C. Christian Winkle pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Todd E. Andrews pursuant to 18 U.S.C. Section 1350, as approved pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of C. Christian Winkle pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Todd E. Andrews pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MQ ASSOCIATES, INC.
Date: May 12, 2006	By:	/s/ TODD E. ANDREWS
Todd E. Andrews
Chief Financial Officer
(Principal Financial and Accounting
(Officer)