Form 10-Q
period 2006-06-30
MQ ASSOCIATES INC
filed 2006-08-10
CIK 1198233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

At August 10, 2006, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

Forward-Looking Statements

This report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate.  These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions.  We can give no assurance that such forward-looking statements will prove to be correct.  Among the most important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the results of the previously announced inquiry by the Securities and Exchange Commission (“SEC”) or any other future action taken by the SEC, general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs, and the additional risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”), as well as in our other periodic reports filed with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,127	$11,604
Patient receivables, net of allowances	26,684	27,784
Related party receivables	167	162
Other receivables	1,604	1,726
Prepaid expenses and other	3,541	2,363
Deferred income taxes	2,012	2,012
Total current assets	39,135	45,651

Property and equipment, net	79,239	86,151
Goodwill	34,304	35,335
Certificates of need	15,808	15,917
Other intangible assets, net	369	465
Debt issuance costs, net	10,942	12,122
Other	2,191	2,805
Total assets	$181,988	$198,446

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$7,001	$11,456
Accrued payroll and related taxes	6,599	6,257
Accrued interest	8,032	8,378
Accrued radiologist fees	4,106	3,845
Other liabilities	2,764	2,063
Other accrued expenses	9,337	8,122
Income taxes payable	301	212
Current portion of long-term debt	528	9,754
Current portion of obligations under capital leases	1,117	1,157
Total current liabilities	39,785	51,244

Long-term debt	333,537	325,305
Obligations under capital leases	955	1,489
Deferred income taxes	6,752	6,627
Other long-term liabilities	2,245	2,084
Total liabilities	383,274	386,749

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000	55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	70,000	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital	22	—
Accumulated deficit	(271,409)	(258,404)
Total stockholders’ deficit	(271,286)	(258,303)
Total liabilities and stockholders’ deficit	$181,988	$198,446

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net revenue from services	$69,058	$74,520	$140,822	$148,455
Costs and expenses:
Costs of services	31,617	34,640	64,208	68,956
Marketing, general and administrative expenses	24,151	26,539	49,348	53,096
Loss on disposal of assets	1,372	98	1,501	1,243
Depreciation and amortization	8,438	9,049	17,149	18,140
Income from operations	3,480	4,194	8,616	7,020

Interest expense	10,506	10,301	20,899	19,233
Interest income	(60)	(54)	(111)	(114)
Equity in earnings of unconsolidated joint ventures	(72)	(58)	(116)	(124)
Loss before income taxes	(6,894)	(5,995)	(12,056)	(11,975)
Provision for income taxes	274	775	949	1,548
Net loss	$(7,168)	$(6,770)	$(13,005)	$(13,523)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities
Net loss	$(13,005)	$(13,523)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	17,149	18,140
Accreted bond interest	6,099	5,417
Amortization of bond discount	153	135
Amortization of debt issuance costs	1,180	1,171
Bad debt expense	7,307	7,776
Compensation related to stock options	22	—
Deferred income taxes	125	632
Equity in earnings of unconsolidated joint ventures	(116)	(124)
Proceeds from unconsolidated joint ventures	223	208
Loss on disposal of assets	1,501	1,243
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables	(6,207)	(7,271)
Related party and other receivables	117	1,487
Prepaid expenses and other current assets	(1,178)	(1,521)
Other assets	507	615
Accounts payable	(4,455)	(5,484)
Accrued payroll and related taxes	342	456
Income taxes payable	89	(79)
Other liabilities	701	829
Other accrued expenses	1,291	6,319
Net cash and cash equivalents provided by operating activities	11,845	16,426

Cash flows used in investing activities
Purchase of property and equipment	(11,566)	(6,472)
Proceeds from sale of property and equipment	953	—
Acquisitions of businesses	—	(2,500)
Non-acquisition intangibles	109	(96)
Net cash and cash equivalents used in investing activities	$(10,504)	$(9,068)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows used in financing activities
Payments of obligations under capital leases	$(574)	$(581)
Proceeds from senior credit facility	—	22,213
Payments on senior credit facility	—	(24,151)
Payments on Tranche B term loan	(7,244)	(300)
Net cash and cash equivalents provided used in financing activities	(7,818)	(2,819)

Net (decrease) increase in cash and cash equivalents	(6,477)	4,539
Cash and cash equivalents, beginning of period	11,604	997
Cash and cash equivalents, end of period	$5,127	$5,536
Supplemental disclosure of cash flow information
Cash paid for interest	$13,814	$12,205
Cash paid for taxes, net	$790	$983

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data)

1.                 Business and Basis of Presentation

As of June 30, 2006, MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary of MQA, and MedQuest’s subsidiaries (collectively with MQA and MedQuest, the “Company”), operated 91 outpatient diagnostic imaging centers located in 13 states, primarily in the southeastern and southwestern United States. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and bill governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”). In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

2.                 New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating what impact FIN 48 will have, but currently believes that its implementation will not have a material impact on consolidated results of operations, financial position or liquidity.

3.                 Stock Option Plan

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption during the period when vesting occurs. Prior year financial statements are not restated. The application of SFAS 123R resulted in approximately $10 and $22 of compensation cost, net of taxes, for the three and six months ended June 30, 2006, respectively, due to the estimated grant-date fair value of all awards.

For the three and six months ended June 30, 2005, the Company accounted for its stock based compensation plan using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”).  Under the intrinsic value method, the Company did not recognize compensation expense for its stock-based awards to employees in the three and six months ended June 30, 2005.  The Company adopted the provisions of  SFAS 123 which required disclosure of the pro forma effects on earnings and earnings per share as if  SFAS 123 had been adopted.

The following table reflects pro forma net income as if the Company had elected to adopt the fair value approach of  SFAS No. 123:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net loss:
As reported	$(6,770)	$(13,523)
Fair value based compensation cost, net of taxes	(12)	(24)
Pro forma net loss	$(6,782)	$(13,547)

4.                 Center closing costs

The Company accounts for closed center liabilities related to exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The Company provides for closed center liabilities based on the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income.  The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining lease payments on closed centers.  The closed centers lease liabilities usually are paid over the remaining lease terms associated with the closed centers, which generally have remaining terms ranging from 0 to 8 years.  Any adjustment to closed center liabilities related to changes in subtenant income or actual exit costs differing from original estimates would be made in the period in which the change becomes known.

The following table summarizes accrual activity during the six months ended June 30, 2006, for the future lease obligations of centers closed in the normal course of business:

Liability for
Closed Centers
Balance at December 31, 2005	$922
Additions for closed centers	312
Interest accreted	35
Payments	(122)
Balance at June 30, 2006	$1,147

The Company recorded a charge to costs of services related to closed centers of $203 and $312 for the three and six months ended June 30, 2006, respectively, and $19 and $294 for the three and six months ended June 30, 2005, respectively.  In addition, interest expense related to closed centers was $17 and $35 for the three and six months ended June 30, 2006, respectively.  Furthermore, the Company recorded a loss on disposal of assets related to closed centers of $1,313 and $1,329 for the three and six months ended June 30, 2006, respectively, and $68 and $1,090 for the three and six months ended June 30, 2005, respectively.  For the three and six months ended June 30, 2006, the loss on disposal of assets related to closed centers included a charge of $1,031 related to goodwill.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

5.                 Contingencies

From time to time, the Company, due to the nature of its business, is subject to litigation and/or regulatory actions, the resolution of which could result in a materially adverse impact upon the Company’s financial position and operating results. At June 30, 2006, the Company was not aware of any such proceedings, other than those disclosed below, that could result in a materially adverse financial impact.

SEC Inquiry

The staff of the SEC has commenced a formal inquiry concerning, among other things, the Company’s previous announcement that it expected to restate its financial statements for prior periods and its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 (which, in each case, were subsequently filed).   While the Company is continuing to cooperate with, and to provide requested information and documents to the SEC, the Company cannot predict the outcome of the inquiry. Such inquiry could have a material adverse effect on the Company’s business, financial condition and results of operations.

U.S. Attorney’s Office Investigation

The Company has been advised by the U.S. Attorney’s Office in Atlanta, Georgia that, based on the information it has gathered to date, it has terminated the previously disclosed investigation it opened in June 2005 relating to the resignation of the Company’s former executive officers and its restatement of prior period financial statements, which was completed in 2005; provided, however, that the U.S. Attorney’s Office reserves the right to re-open its investigation in the event that new and relevant information is brought to its attention.

Landlord Claim

In July 2005, Image Properties L.L.C. (“Image Properties”), an entity owned by the Company’s former Chief Executive Officer and former President, made a claim against the Company related to the reconciliation of certain expenses that Image Properties claims it paid on the Company’s behalf with respect to the facilities the Company leases from Image Properties.  The Company is currently unable to determine the likelihood that it will be required to remit any monies to Image Properties as a result of this asserted claim, and the Company’s estimate of the liability pursuant to the asserted claim ranges from $0 to $3,000.

6.                 Consolidating Financial Statements

The following tables present consolidating financial information as required as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 for: (1) MQA (parent); (2) MedQuest (issuer); (3) the guarantors (on a combined basis, which represent all of MedQuest’s subsidiaries) of the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 of MedQuest (the “11 7/8% Notes”) and (4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates.

In August 2002, MedQuest issued the 11 7/8% Notes, net of a discount of $3.8 million, to fund in part the Company’s recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount of 11 7/8% Notes for the registered 11 7/8% Notes. The 11 7/8% Notes are senior subordinated uncollateralized obligations of MedQuest,

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest’s subsidiaries.

Separate financial statements of MedQuest, as issuer of the 11 7/8% Notes, and the subsidiary guarantors are not presented because MedQuest and each subsidiary guarantor are 100% owned by MQA, all guarantees are full and unconditional, and all guarantees are joint and several.

The Company’s senior credit facility (the “Senior Credit Facility”), the indenture governing the 11 7/8% Notes and the indenture governing the $136.0 million aggregate principal amount at maturity of 12¼% senior discount notes due 2012 of MQA (the “12 1/4% Notes”)  impose certain restrictions on the Company, including restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Senior Credit Facility requires the Company to maintain certain financial ratios. MedQuest’s indebtedness under the Senior Credit Facility is collateralized by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest’s subsidiaries.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Balance Sheets June 30, 2006

	MQ
	Associates,	MedQuest,	Guarantor
	Inc.	Inc.	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,862	$—	$3,265	$—	$5,127
Patient receivables, net of allowances			26,684		26,684
Related party receivables			167		167
Other receivables			1,604		1,604
Prepaid expenses and other			3,541		3,541
Deferred income taxes			2,012		2,012
Total current assets	1,862	—	37,273	—	39,135

Property and equipment, net			79,239		79,239
Goodwill			34,304		34,304
Certificates of need			15,808		15,808
Other intangible assets, net			369		369
Investment in subsidiaries	(38,572)	(76,278)		114,850	—
Debt issuance costs, net	2,500	8,442			10,942
Other			2,191		2,191
Total assets	$(34,210)	$(67,836)	$169,184	$114,850	$181,988

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$7,001	$—	$7,001
Accrued payroll and related taxes			6,599		6,599
Accrued interest		8,032			8,032
Accrued radiologist fees			4,106		4,106
Other liabilities			2,764		2,764
Other accrued expenses			9,337		9,337
Income taxes payable			301		301
Current portion of long-term debt		528			528
Current portion of obligations under capital leases			1,117		1,117
Total current liabilities	—	8,560	31,225	—	39,785

Intercompany payable	61,405	(265,690)	204,285		—
Long-term debt	105,671	227,866			333,537
Obligations under capital leases			955		955
Deferred income taxes			6,752		6,752
Other long-term liabilities			2,245		2,245
Total liabilities	167,076	(29,264)	245,462	—	383,274

Commitments and contingencies

Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and
outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital	22				22
Accumulated deficit	(271,409)	(38,572)	(76,278)	114,850	(271,409)
Total stockholders’ deficit	(271,286)	(38,572)	(76,278)	114,850	(271,286)
Total liabilities and stockholders’ deficit	$(34,210)	$(67,836)	$169,184	$114,850	$181,988

(in thousands, except share data)

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data)

Consolidating Statements of Operations Three Months Ended June 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$69,058	$—	$69,058
Costs and expenses:
Costs of services			31,617		31,617
Marketing, general and administrative expenses	12		24,139		24,151
Loss on disposal of assets			1,372		1,372
Depreciation and amortization			8,438		8,438
Income (loss) from operations	(12)	—	3,492	—	3,480

Interest expense	3,197	7,165	144		10,506
Interest income	(10)		(50)		(60)
Equity earnings of unconsolidated joint ventures			(72)	—	(72)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,199)	(7,165)	3,470	—	(6,894)
Provision for income taxes			274		274
Income (loss) before equity in earnings of consolidated subsidiaries	(3,199)	(7,165)	3,196	—	(7,168)
Equity in earnings of consolidated subsidiaries	(3,969)	3,196	—	773	—
Net income (loss)	$(7,168)	$(3,969)	$3,196	$773	$(7,168)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Three Months Ended June 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$74,520	$—	$74,520
Costs and expenses:
Costs of services			34,640		34,640
Marketing, general and administrative expenses			26,539		26,539
Loss on disposal of assets			98		98
Depreciation and amortization			9,049		9,049
Income from operations	—	—	4,194	—	4,194

Interest expense	2,747	7,554			10,301
Interest income			(54)		(54)
Equity earnings of unconsolidated joint ventures			(58)	—	(58)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(2,747)	(7,554)	4,306	—	(5,995)
Provision for income taxes			775		775
Income (loss) before equity in earnings of consolidated subsidiaries	(2,747)	(7,554)	3,531	—	(6,770)
Equity in earnings of consolidated subsidiaries	(4,023)	3,531		492	—
Net income (loss)	$(6,770)	$(4,023)	$3,531	$492	$(6,770)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Six Months Ended June 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$140,822	$—	$140,822
Costs and expenses:
Costs of services			64,208		64,208
Marketing, general and administrative expenses	22		49,326		49,348
Loss on disposal of assets			1,501		1,501
Depreciation and amortization			17,149		17,149
Income (loss) from operations	(22)	—	8,638	—	8,616

Interest expense	6,305	14,383	211		20,899
Interest income	(19)		(92)		(111)
Equity earnings of unconsolidated joint ventures			(116)	—	(116)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(6,308)	(14,383)	8,635	—	(12,056)
Provision for income taxes			949		949
Income (loss) before equity in earnings of consolidated subsidiaries	(6,308)	(14,383)	7,686	—	(13,005)
Equity in earnings of consolidated subsidiaries	(6,697)	7,686	—	(989)	—
Net income (loss)	$(13,005)	$(6,697)	$7,686	$(989)	$(13,005)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Six Months Ended June 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$148,455	$—	$148,455
Costs and expenses:
Costs of services			68,956		68,956
Marketing, general and administrative expenses			53,096		53,096
Loss on disposal of assets			1,243		1,243
Depreciation and amortization			18,140		18,140
Income from operations	—	—	7,020	—	7,020

Interest expense	5,417	13,816			19,233
Interest income			(114)		(114)
Equity earnings of unconsolidated joint ventures			(124)	—	(124)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(5,417)	(13,816)	7,258	—	(11,975)
Provision for income taxes			1,548		1,548
Income (loss) before equity in earnings of consolidated subsidiaries	(5,417)	(13,816)	5,710	—	(13,523)
Equity in earnings of consolidated subsidiaries	(8,106)	5,710		2,396	—
Net income (loss)	$(13,523)	$(8,106)	$5,710	$2,396	$(13,523)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2006 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(13,005)	$(6,697)	$7,686	$(989)	$(13,005)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization			17,149		17,149
Accreted bond interest	6,099				6,099
Amortization of bond discount		153			153
Amortization of debt issuance costs	205	975			1,180
Bad debt expense			7,307		7,307
Compensation related to stock options	22				22
Deferred income taxes			125		125
Equity in earnings of unconsolidated joint ventures			(116)		(116)
Proceeds from unconsolidated joint ventures			223		223
Loss on disposal of assets			1,501		1,501
Equity in earnings of consolidated subsidiary	6,697	(7,686)		989
Changes in operating assets and liabilities:
Patient receivables			(6,207)		(6,207)
Intercompany payable		13,482	(13,482)
Related party and other receivables			117		117
Prepaid expenses and other current assets			(1,178)		(1,178)
Other assets			507		507
Accounts payable			(4,455)		(4,455)
Accrued payroll and related taxes			342		342
Income taxes payable			89		89
Other liabilities			701		701
Other accrued expenses	(119)	(227)	1,637		1,291
Net cash and cash equivalents (used in) provided by operating activities	(101)	—	11,946	—	11,845

Cash flows used in investing activities
Purchase of property and equipment			(11,566)		(11,566)
Proceeds from sale or property and equipment			953		953
Acquisitions of businesses
Non-acquisition intangibles			109		109
Net cash and cash equivalents used in investing activities	$—	$—	$(10,504)	$—	$(10,504)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in financing activities
Payments on capital leases	$	$	$(574)	$	$(574)
Intercompany payable	(241)	7,244	(7,003)
Intercompany receivable
Payment of Tranche B term loan		(7,244)			(7,244)
Net cash and cash equivalents used in financing activities	(241)	—	(7,577)	—	(7,818)

Net decrease in cash and cash equivalents	(342)	—	(6,135)	—	(6,477)
Cash and cash equivalents, beginning of period	2,204		9,400		11,604
Cash and cash equivalents, end of period	$1,862	$—	$3,265	$—	$5,127

Supplemental disclosure of cash flow information
Cash paid for interest			$13,814		$13,814
Cash paid for taxes, net			$790		$790

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(13,523)	$(8,106)	$5,710	$2,396	$(13,523)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization			18,140		18,140
Accreted bond interest	5,417				5,417
Amortization of bond discount		135			135
Amortization of debt issuance costs	206	965			1,171
Bad debt expense			7,776		7,776
Deferred income taxes			632		632
Equity in earnings of unconsolidated joint ventures			(124)		(124)
Proceeds from unconsolidated joint ventures			208		208
Loss on disposal of assets			1,243		1,243
Equity in earnings of consolidated subsidiary	8,106	(5,710)		(2,396)	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables			(7,271)		(7,271)
Intercompany payable	(206)	12,716		(12,510)	—
Intercompany receivable			(12,510)	12,510	—
Related party and other receivables			1,487		1,487
Prepaid expenses and other current assets			(1,521)		(1,521)
Other assets			615		615
Accounts payable			(5,484)		(5,484)
Accrued payroll and related taxes			456		456
Income taxes payable			(79)		(79)
Other liabilities			829		829
Other accrued expenses			6,319		6,319
Net cash and cash equivalents provided by operating activities	—	—	16,426	—	16,426

Cash flows used in investing activities
Purchase of property and equipment	—	—	(6,472)	—	(6,472)
Acquisition of businesses			(2,500)		(2,500)
Non-acquisition intangibles			(96)		(96)
Net cash and cash equivalents used in investing activities	$—	$—	$(9,068)	$—	$(9,068)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2005 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in financing activities
Payments on capital leases	$—	$—	$(581)	$—	$(581)
Intercompany payable		24,451	22,343	(46,794)	—
Intercompany receivable	(130)	(22,213)	(24,451)	46,794	—
Proceeds from senior credit facility		22,213			22,213
Payments on senior credit facility		(24,151)			(24,151)
Payment of Tranche B term loan		(300)			(300)

Net cash and cash equivalents used in financing activities	(130)	—	(2,689)	—
Net increase (decrease) in cash and cash equivalents	(130)	—	4,669	—	4,539
Cash and cash equivalents, beginning of period	559		438		997
Cash and cash equivalents, end of period	$429	$—	$5,107	$—	$5,536

Supplemental disclosure of cash flow information
Cash paid for interest			$12,205		$12,205
Cash paid for taxes, net			$983		$983

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

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers (each a “FIC”). As of June 30, 2006, we operated a network of 91 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill patients and third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the six months ended June 30, 2006, 66.7% of our gross revenue was derived from magnetic resonance imaging (“MRI”) services and 19.1% of our gross revenue was derived from computed tomography (“CT”) services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography services, and other sources.

We segregate our centers into three categories: multi-modality; dual-modality; and single modality centers. As of June 30, 2006, we operated: (i) 47 multi-modality centers; (ii) 28 dual-modality centers, the majority of which offer MRI and CT; and (iii) 16 single modality centers, the majority of which were MRI only. We closed one center during the three months ended June 30, 2006. We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing diagnostic imaging equipment through upgrades, offering multiple pieces of diagnostic imaging equipment within the same modality and adding new modalities, such as nuclear medicine, ultrasound and mammography. As of June 30, 2006, we owned or leased 17 mobile MRI machines that we used to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At June 30, 2006, we operated 349 diagnostic imaging systems, 342 of which we owned and 7 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment in operation at June 30, 2006:

	June 30, 2006
	Owned	Leased	Total
MRI	103	5	108
CT	71	—	71
Other	168	2	170
Total	342	7	349

Other modalities include nuclear medicine, x-ray, fluoroscopy, ultrasound, bone densitometry and mammography.

Of our $11.6 million in total capital expenditures for the six months ended June 30, 2006, we invested approximately: $8.8 million in equipment maintenance and expansion; $1.2 million for information technology; and $1.6 million in the development of de novo centers. During the six months ended June 30, 2006, we added five MRIs, three of which were high field, and disposed of ten; we added nine CTs, seven of which were multi-slice, and disposed of seven; and we added nine pieces of other modality equipment and disposed of fifteen.

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and what we will ultimately collect from third party payors and patients. For the six months ended June 30, 2006, approximately 56.1% of our gross patient revenue came from managed care and commercial payors, 35.6% from governmental and workers’ compensation payors and 8.3% from other sources, including gross revenue from patients who were not insured. We have over 370 different contracts with commercial payors, and no single commercial payor accounted for more than 10.0% of our gross revenue for the three and six months ended June 30, 2006. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their beneficiaries who are our patients. We estimate the allowance for contractual adjustments utilizing an analysis that considers historical data consisting of gross charges, claim adjudication, cash receipts and refunds. Based upon that analysis, management estimates the anticipated collection rate for gross charges outstanding as of the balance sheet date and recognizes the required change in the allowance for contractual adjustments as a charge to gross patient revenue for the period.

Medicare reimbursement totaled $12.7 million and $25.7 million of net revenue for the three and six months ended June 30, 2006, respectively, and $55.2 million for the year ended December 31, 2005. On August 1, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released proposed payment and policy changes specifically reducing payments for certain diagnostic imaging procedures involving contiguous body parts performed in the same session.  In November 2005, CMS published final regulations related to procedures involving contiguous body parts which would lower the reimbursement for the technical component of each additional imaging procedure by 25% in 2006 and an additional 25% in 2007.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (the “DRA”).  The DRA eliminates  CMS’s previously announced 4.4% reduction in reimbursement for physician services under the 2006 physician fee schedule, but codifies CMS’s reduction in the reimbursement for scans of contiguous body parts and also provides for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries.  The DRA provides that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, will be the lesser of the Medicare Part B physician fee schedule or Medicare’s outpatient prospective payment system schedule (“OPPS”) for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was utilized to reimburse hospitals for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group (“APC”) to which the service is assigned rather than on a hospital’s costs, and had the effect of reducing reimbursement rates from those paid to hospitals for outpatient services on the previous cost-based system. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

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

The principal components of our costs of services, which were previously identified as operating expenses, are compensation paid to radiologists and technologists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Costs of services, as a percentage of net revenue, were 45.8% and 45.6% for the three and six months ended June 30, 2006, respectively, as compared to 46.5% and 46.4% for the three and six months ended June 30, 2005, respectively.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (i) operations overhead; (ii) corporate overhead; and (iii) bad debt expense. Operations overhead includes wages and benefits for center personnel (excluding radiologists and technologists) and transcriptionists, regional management, regional billing centers and local marketing and is proportionately related to changes in revenue. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for the three and six months ended June 30, 2006 and 2005 (in thousands of dollars). MG&A costs, as a percentage of net revenue, were 35.0% and 35.0% for the three and six months ended June 30, 2006, respectively, as compared to 35.6% and 35.8% for the three and six months ended June 30, 2005.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	% Net Revenue	2005	% Net Revenue	2006	% Net Revenue	2005	% Net Revenue

Operations overhead	$14,632	21.2%	$16,244	21.8%	$30,293	21.5%	$31,699	21.4%
Corporate overhead	5,897	8.6%	6,352	8.5%	11,748	8.3%	13,621	9.2%
Bad debt expense	3,622	5.2%	3,943	5.3%	7,307	5.2%	7,776	5.2%
Total	$24,151	35.0%	$26,539	35.6%	$49,348	35.0%	$53,096	35.8%

For the three and six months ended June 30, 2005, the corporate overhead component of MG&A of $6.4 million and $13.6 million, respectively, included approximately $2.2 million and $4.5 million, respectively, of costs for our 2005 audit committee review and restatement, related consent fees, executive search fees and other related expenses.

Under our patient receivable collections policy, we attempt to collect as much patient pay amounts as possible at the time of service.  Any balances remaining due from patients after claims have been adjudicated are collected through a process that includes both internal and external billing and collection efforts.  Patient pay amounts are written off to bad debt when they are deemed uncollectible.

The concentration of gross revenue and gross patient receivables, by payor class, as a percentage of total gross revenue and total gross patient receivables, for and as of the six months ended June 30, 2006, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	56.1%	54.8%	39.2
Medicare	21.1%	19.5%	37.0
Medicaid	5.8%	5.3%	36.9
Other third party payors, including patients	8.3%	10.0%	49.4
Other governmental and workers’ compensation payors	8.7%	10.4%	47.5
Total	100.0%	100.0%	40.2

(1)             DSO represents the days sales outstanding, which measures the average number of days of sales included in patient receivables based upon gross revenue and gross patient receivables.

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

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenue for the periods indicated:

									Change
									Three Months	Six Months
	Three Months Ended June 30,				Six Months Ended June 30,				Ended June 30,	Ended June 30,
	2006		2005		2006		2005		2006 vs. 2005	2006 vs. 2005
Net revenue from services	$69,058	100.0%	$74,520	100.0%	$140,822	100.0%	$148,455	100.0%	$(5,462)	$(7,633)
Costs of services	31,617	45.8%	34,640	46.5%	64,208	45.6%	68,956	46.4%	(3,023)	(4,748)
MG&A expenses	24,151	35.0%	26,539	35.6%	49,348	35.0%	53,096	35.8%	(2,388)	(3,748)
Loss on disposal of assets	1,372	2.0%	98	0.1%	1,501	1.1%	1,243	0.8%	1,274	258
Depreciation and amortization	8,438	12.2%	9,049	12.1%	17,149	12.2%	18,140	12.2%	(611)	(991)
Income from operations	3,480	5.0%	4,194	5.6%	8,616	6.1%	7,020	4.7%	(714)	1,596
Interest expense, net	10,446	15.1%	10,247	13.8%	20,788	14.8%	19,119	12.9%	199	1,669
Equity in earnings of unconsolidated joint ventures	(72)	(0.1)%	(58)	(0.1)%	(116)	(0.1)%	(124)	(0.1)%	(14)	8
Provision for income taxes	274	0.4%	775	1.0%	949	0.7%	1,548	1.0%	(501)	(599)
Net loss	$(7,168)	(10.4)%	$(6,770)	(9.0)%	$(13,005)	(9.3)%	$(13,523)	(9.0)%	$(398)	$518

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net revenue was $69.1 million for the three months ended June 30, 2006, representing a decrease of $5.4 million, or 7.3%, from net revenue of $74.5 million for the three months ended June 30, 2005.  The decrease in net revenue was driven in large part by the discontinuance of certain wholesale contracts, fewer lower modality procedures and a net reduction in centers.  We experienced a decrease in same center net revenue of $5.0 million, or 7.1%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end.  Our new centers added $1.0 million, or 1.4%, of net revenue growth in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  New centers are defined as centers opened since the beginning of the prior year.  We closed one center during the three months ended June 30, 2006. The impact of closed centers on net revenue in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 was a decrease of $1.4 million.

The decrease in net revenue from same centers of $5.0 million for the three months ended June 30, 2006 resulted from lower scan volumes. Scan volume decreases at our same centers reduced net revenue by $8.9 million.  This decrease was partially offset by the impact of pricing changes, which increased net revenue by $2.6 million, and changes in scan mix by modality, which increased net revenue by $1.3 million.

Costs of services were $31.6 million for the three months ended June 30, 2006, representing a decrease of $3.0 million, or 8.7%, as compared to $34.6 million for the three months ended June 30, 2005. The decrease in costs of services was primarily driven by lower scan volumes.  Furthermore, costs of services, as a percentage of net revenue, decreased to 45.8% in the three months ended June 30, 2006, as compared to 46.5% in the three months ended June 30, 2005. The decrease in costs of services, as a percentage of net revenue, was primarily the result of lower radiologist fees.

MG&A expenses were $24.2 million for the three months ended June 30, 2006, representing a decrease of $2.3 million, or 9.1%, as compared to $26.5 million for the three months ended June 30, 2005. MG&A expenses as a percentage of net revenue were 35.0% in the three months ended June 30, 2006, as compared to 35.6% in the three months ended June 30, 2005. The decrease in MG&A expenses was largely the result of a $2.1 million decrease in expenses associated with our 2005 audit committee review and restatement and other related expenses and a decrease in bad debt expense of $0.3 million for the three months ended June 30, 2006.

In the three months ended June 30, 2006, we recorded losses on the disposal of assets of $1.4 million,  compared to losses on the disposal of assets of $0.1 million in the three months ended June 30, 2005. The loss on the disposal of assets of $1.4 million in the three months ended June 30, 2006 and $0.1 million in the three months ended June 30, 2005 were each primarily related to the closing of one center during the respective periods.

Depreciation and amortization was $8.4 million, or 12.2% of net revenue, for the three months ended June 30, 2006, as compared to $9.0 million, or 12.1% of net revenue, for the three months ended June 30, 2005. The $0.6 million decrease in depreciation expense resulted from lower capital expenditures made in 2005 and the retirement of certain assets in prior periods.

Interest expense, net was $10.4 million for the three months ended June 30, 2006, representing an increase of $0.2 million, or 1.9%, from $10.2 million for the three months ended June 30, 2005. The increase was the result of increased accretion of interest expense related to the 12¼% Notes, as defined below.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net revenue was $140.8 million for the six months ended June 30, 2006, representing a decrease of $7.7 million, or 5.1%, from net revenue of $148.5 million for the six months ended June 30, 2005.  The decrease in net revenue was driven in large part by the discontinuance of certain wholesale contracts, fewer lower modality procedures and a net reduction in centers.  We experienced a decrease in same center net revenue of $6.5 million, or 4.6%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.  Our new centers added $1.9 million, or 1.3%, of net revenue growth in the six months ended June 30, 2006.  New centers are defined as centers opened since the beginning of the prior year.  We closed two centers and sold another during the six months ended June 30, 2006. The impact of closed centers on net revenue in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was a decrease of $2.7 million. Managed centers and mobile operations accounted for a decrease in net revenue of $0.4 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

The decrease in net revenue from same centers of $6.5 million for the six months ended June 30, 2006 resulted from lower scan volumes. Scan volume decreases at our same centers reduced net revenue by $14.8 million.  This decrease was partially offset by the impact of pricing changes, which increased net revenue by $6.3 million, and changes in scan mix by modality, which increased net revenue by $2.0 million.

Costs of services were $64.2 million for the six months ended June 30, 2006, representing a decrease of $4.8 million, or 6.9%, as compared to $69.0 million for the six months ended June 30, 2005. The decrease in costs of services were primarily driven by lower scan volumes.  Furthermore, costs of services, as a percentage of net revenue, decreased to 45.6% in the six months ended June 30, 2006, as compared to 46.4% in the six months ended June 30, 2005. The decrease in costs of services, as a percentage of net revenue, was primarily the result of lower radiologist fees and lower operating supplies expenses.

MG&A expenses were $49.3 million for the six months ended June 30, 2006, representing a decrease of $3.8 million, or 7.1%, as compared to MG&A expenses of $53.1 million for the six months ended June 30, 2005. MG&A expenses, as a percentage of net revenue, were 35.0% in the six months ended June 30, 2006, as compared to 35.8% in the six months ended June 30, 2005. The decrease in MG&A expenses was largely the result of a $4.5 million decrease in expenses associated with our 2005 audit committee review and restatement and other related expenses.  In addition, for the six months ended June 30, 2005, MG&A expenses included a gain on the settlement of a class action lawsuit of $0.8 million.

In the six months ended June 30, 2006, we recorded losses on the disposal of assets of $1.5 million,  compared to losses on the disposal of assets of $1.2 million in the six months ended June 30, 2005. The losses on the disposal of assets of $1.5 million in the six months ended June 30, 2006 were related to the disposal of certain property and equipment, the closing of two centers and the sale of another, as discussed above, while the losses on the disposal of assets of $1.2 million in the six months ended June 30, 2005 were incurred in connection with the closing of five centers.

Depreciation and amortization was $17.1 million, or 12.2% of net revenue, for the six months ended June 30, 2006, as compared to $18.1 million, or 12.2% of net revenue, for the six months ended June 30, 2005. The $1.0 million decrease in depreciation expense resulted from lower capital expenditures made in 2005 and the retirement of certain assets in prior periods.

Interest expense, net was $20.8 million for the six months ended June 30, 2006, representing an increase of $1.7 million, or 8.7%, from $19.1 million for the six months ended June 30, 2005. Interest expense, net was lower in the six months ended June 30, 2005 primarily due to a gain on the termination of an interest rate swap agreement of approximately $1.6 million in that period.

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

Our primary sources of liquidity to fund our operations and capital expenditures and satisfy our debt service obligations are cash flow from operating activities and borrowings under our senior credit facility.

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

Cash Flows

Net cash provided by operating activities was $11.8 million for the six months ended June 30, 2006, representing a decrease of $4.6 million, or 27.9%, from $16.4 million for the six months ended June 30, 2005. This difference resulted primarily from a decrease in cash from working capital. Overall, the change in working capital assets and liabilities required $4.1 million more cash in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The working capital changes were principally in accounts payable and other accrued expenses, partially offset by changes in patient receivables.

Net cash used in investing activities was $10.5 million for the six months ended June 30, 2006, representing an increase of $1.4 million, or 15.8%, from $9.1 million for the six months ended June 30, 2005. The increase was the result of an increase in capital expenditures for property and equipment, partially offset by lower expenditures for business acquisitions and proceeds from the sale of property and equipment in the six months ended June 30, 2006, compared to the six months ended June 30, 2005. We spent approximately $4.9 million more on property and equipment in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. We spent $2.5 million less on acquisitions of businesses in the six months ended June 30, 2006, compared to the six months ended June 30, 2005, and we had proceeds from the sale of property and equipment of approximately $1.0 million for the six months ended June 30, 2006.

Net cash used by financing activities was $7.8 million for the six months ended June 30, 2006, representing an increase of $5.0 million from $2.8 million of net cash used in financing activities for the six months ended June 30, 2005. The increase is primarily attributable to payments on the Tranche B term loan of $7.2 million during the six months ended June 30, 2006, offset by the decrease in net payments on the senior credit facility of $1.9 million during the six months ended June 30, 2005.

Financial Condition

At June 30, 2006, we had $334.1 million of indebtedness outstanding, as compared to $335.1 million at December 31, 2005. In addition, at June 30, 2006, we had a stockholders’ deficit of $271.3 million, as compared to our stockholders’ deficit of $258.3 million at December 31, 2005. Our indebtedness primarily consisted of $177.1 million of our 11 7/8% Notes, $105.7 million of accreted value of our $136.0 million aggregate principal amount at maturity 12¼% Notes and $51.3 million under the Tranche B portion of our senior credit facility. Further, at June 30, 2006, we would have been able to borrow an additional $79.4 million (after giving effect to $0.6 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions at June 30, 2006.

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

Subject to adjustments pursuant to the fourth waiver and third amendment (the “Third Amendment”) to the senior credit facility, which we entered into in September 2005, borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. There were no borrowings under the revolving credit facility at June 30, 2006. Borrowings at June 30, 2005 were based upon the Eurodollar rate (3.3% at June 30, 2005) and amounted to $20.6 million. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Third Amendment, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (5.5% and 3.3% at June 30, 2006 and June 30, 2005, respectively) and amounted to $51.3 million and $58.8 million at June 30, 2006 and June 30, 2005, respectively.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, a specified percentage (currently 75%, subject to downward adjustment based on our consolidated leverage ratio) of excess cash flows, as defined in the senior credit facility, must be applied against certain outstanding borrowings under the senior credit facility.  For the year ended December 31, 2005, we generated excess cash flows, as defined in the senior credit facility, of $9.3 million. On April 4, 2006, we paid $7.0 million, or 75%, of these excess cash flows to reduce outstanding borrowings under our Tranche B term facility.

12 1/4% Notes and 11 7/8% Notes

In August 2004, MQA issued $136.0 million aggregate principal amount at maturity 12¼% senior discount notes due 2012 (the “12 1/4% Notes”) and received gross proceeds of $84.8 million. The 12 1/4% Notes are uncollateralized obligations of MQA. Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues from August 15, 2008, and is payable semi-annually in arrears commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2010, or at MQA’s option, on August 15, 2008. In October 2004, MQA registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity 12 1/4% Notes for the registered 12 1/4% Notes.

In August 2002, MedQuest issued $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 (the “11 7/8% Notes”), net of a discount of $3.8 million, to fund in part our recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount 11 7/8% Notes for the registered 11 7/8% Notes. The 11 7/8% Notes are senior subordinated uncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest’s subsidiaries.

The senior credit facility and the indentures governing the 11 7/8% Notes and the 12 1/4% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to meet certain financial covenants.

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holders upon the consummation of an underwritten public offering at a redemption price of $55.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQA common stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQA common stock. We have not accreted the fair value of the additional shares of MQA common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of June 30, 2006.

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

Capital expenditures, in the aggregate, amounted to $11.6 million for the six months ended June 30, 2006, as compared to $6.7 million for the six months ended June 30, 2005. Capital expenditures excluding acquisitions totaled $6.4 million in the six months ended June 30, 2005.

The following table sets forth capital expenditures, in detail, for the three and six month periods ended June 30, 2006 and 2005 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Maintenance and growth	$5.2	$2.2	$8.8	$4.1
New centers (de novo)	0.4	0.1	1.6	1.5
Business acquisitions	—	—	—	0.3
Information technology	0.1	0.2	1.2	0.8
Total	$5.7	$2.5	$11.6	$6.7

We believe that expenditures for capital equipment and acquisitions of businesses will range between $26.5 million and $29.5 million for the year ending December 31, 2006. The amount of capital expenditures may vary based upon the level of unanticipated events and opportunities that present themselves during the year and is subject to change.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Related party transactions

As of June 30, 2006, we leased space for 15 of our imaging centers through lease agreements between certain of our subsidiaries and Image Properties. The leases provide for monthly rent of approximately $0.3 million. We also lease our corporate headquarters from Image Properties for monthly rent of approximately $0.1 million.  We made total lease payments under these agreements of approximately $0.8 million and $1.7 million in the three and six months ended June 30, 2006 and 2005. We also paid management fees of approximately $0.1 million to Image Properties in the six months ended June 30, 2005.

Critical accounting policies and estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described in our 2005 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, a summary of our significant accounting policies can be found in Note 2 to the consolidated financial statements included in the 2005 10-K. During the six months ended June 30, 2006, there were no changes to our critical accounting policies and no adoption of any new significant accounting policies other than SFAS 123R, which is discussed in Note 3, “Stock Option Plan” in the consolidated financial statements located elsewhere in this report.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and, as of June 30, 2006, related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Long-term debt	2006	2007	2008	2009	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$316.0	$316.0	$221.8
Average interest rate					12.04%	12.04%	18.24%
Variable rate	$0.3	$0.5	$25.4	$25.1	$—	$51.3	$51.3
Average interest rate	9.25%	9.25%	9.25%	9.25%		9.25%	9.25%

Item 4.                          Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2006. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2006. No change in internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

We have been advised by the U.S. Attorney’s Office in Atlanta, Georgia that, based on the information it has gathered to date, it has terminated the investigation it opened in June 2005 relating to the resignation of our former executive officers and our restatement of prior period financial statements, which we completed in 2005; provided, however, that the U.S. Attorney’s Office reserves the right to re-open its investigation in the event that new and relevant information is brought to its attention.

Item 1A.                  Risk Factors

 There have been no material changes with respect to the risk factors previously disclosed in our 2005 10-K except as follows:

Any adverse outcome from the ongoing SEC inquiry could have a material adverse effect on us.

The staff of the SEC has commenced a formal inquiry concerning, among other things, our March 2005 announcement that we expected to restate our financial statements for prior periods and our inability to timely file our 2004 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the three months ended March 31, and June 30, 2005.  The restatement was effected through the filing of our 2004 Annual Report on Form 10-K in September 2005.

 While we are continuing to cooperate with, and to provide requested information and documents to the SEC, we cannot predict the outcome of the inquiry.  Such inquiry could have a material adverse effect on our business, financial condition and results of operations.

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

MQ ASSOCIATES, INC.

Date: August 10, 2006	By:	/s/ TODD E. ANDREWS
Todd E. Andrews
Chief Financial Officer
(Principal Financial and Accounting
Officer)