Form 10-Q
period 2006-09-30
MQ ASSOCIATES INC
filed 2006-11-13
CIK 1198233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to

Commission File Number 333-101399

MQ ASSOCIATES, INC.

(Exact name of company as specified in its charter)

Delaware	52-2148018
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3480 Preston Ridge Road Suite 600 Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip code)

Company’s telephone number, including area code: 770-300-0101

4300 North Point Parkway
Alpharetta, Georgia 30022

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

At November 10, 2006, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets
(in thousands)

	Sept. 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$788	$11,604
Patient receivables, net of allowances	27,372	27,784
Related party receivables	—	162
Other receivables	1,452	1,726
Prepaid expenses and other	2,563	2,363
Deferred income taxes	3,079	2,012
Total current assets	35,254	45,651
Property and equipment, net	77,078	86,151
Goodwill	34,304	35,335
Certificates of need	15,823	15,917
Other intangible assets, net	329	465
Debt issuance costs, net	10,352	12,122
Other	1,984	2,805
Total assets	$175,124	$198,446

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands, except share data)

	Sept. 30,	December 31,
	2006	2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,899	$11,456
Accrued payroll and related taxes	7,772	6,257
Accrued interest	2,699	8,378
Accrued radiologist fees	3,955	3,845
Other liabilities	2,025	2,063
Other accrued expenses	6,700	8,122
Income taxes payable	428	212
Current portion of long-term debt	528	9,754
Current portion of obligations under capital leases	1,046	1,157
Total current liabilities	31,052	51,244
Long-term debt	336,674	325,305
Obligations under capital leases	735	1,489
Deferred income taxes	8,075	6,627
Other long-term liabilities	2,116	2,084
Total liabilities	378,652	386,749
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000	55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	70,000	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital	30	—
Accumulated deficit	(273,659)	(258,404)
Total stockholders’ deficit	(273,528)	(258,303)
Total liabilities and stockholders’ deficit	$175,124	$198,446

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Net revenue from services	$67,878	$74,289	$208,700	$222,744
Costs and expenses:
Costs of services	29,929	33,551	94,137	102,507
Marketing, general and administrative expenses	23,091	27,386	72,439	80,482
(Gain) loss on disposal of assets	(2,255)	—	(754)	1,243
Depreciation and amortization	8,336	8,803	25,485	26,943
Income from operations	8,777	4,549	17,393	11,569
Interest expense	10,610	10,962	31,509	30,195
Interest income	(52)	(53)	(163)	(167)
Equity in earnings of unconsolidated joint ventures	(61)	(58)	(177)	(182)
Loss before income taxes	(1,720)	(6,302)	(13,776)	(18,277)
Provision for income taxes	530	815	1,479	2,363
Net loss	$(2,250)	$(7,117)	$(15,255)	$(20,640)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended Sept. 30,
	2006	2005
Cash flows from operating activities
Net loss	$(15,255)	$(20,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,485	26,943
Accreted bond interest	9,288	8,249
Amortization of bond discount	232	206
Amortization of debt issuance costs	1,770	1,756
Bad debt expense	10,867	11,703
Compensation related to stock options	30	—
Deferred income taxes	381	964
Equity in earnings of unconsolidated joint ventures	(177)	(182)
Proceeds from unconsolidated joint ventures	223	383
(Gain) loss on disposal of assets	(754)	1,243
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables	(10,455)	(8,787)
Related party and other receivables	436	1,474
Prepaid expenses and other current assets	(200)	(862)
Other assets	732	655
Accounts payable	(5,557)	(6,802)
Accrued payroll and related taxes	1,515	2,259
Income taxes payable	216	(42)
Other liabilities	(38)	884
Other accrued expenses	(6,959)	163
Net cash provided by operating activities	11,780	19,567
Cash flows used in investing activities
Purchase of property and equipment	(19,510)	(9,400)
Proceeds from sale of property and equipment	5,201	—
Acquisitions of businesses	—	(2,500)
Non-acquisition intangibles	(47)	(97)
Net cash used in investing activities	$(14,356)	$(11,997)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(unaudited)
(in thousands)

	Nine Months Ended Sept. 30,
	2006	2005
Cash flows used in financing activities
Payments of obligations under capital leases	$(865)	$(885)
Sale of preferred stock	—	20,000
Proceeds from senior credit facility	10,000	28,613
Payments on senior credit facility	(10,000)	(51,113)
Payments on Tranche B term loan	(7,375)	(450)
Net cash provided used in financing activities	(8,240)	(3,835)
Net (decrease) increase in cash and cash equivalents	(10,816)	3,735
Cash and cash equivalents, beginning of period	11,604	997
Cash and cash equivalents, end of period	$788	$4,732
Supplemental disclosure of cash flow information
Cash paid for interest	$25,898	$25,068
Cash paid for taxes, net	$931	$1,430

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data or as otherwise disclosed)

1.                 Business and Basis of Presentation

As of September 30, 2006, MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary of MQA, and MedQuest’s subsidiaries (collectively with MQA and MedQuest, the “Company”), operated 91 outpatient diagnostic imaging centers located in 13 states, primarily in the southeastern and southwestern United States. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and bill governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”). In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

2.                 New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

SAB No. 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB No. 108 at its fiscal year-end December 31, 2006. The Company does not believe the adoption of SAB No. 108 will have a material impact on its Consolidated Financial Statements.

3.                 Stock Option Plan

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption during the period when vesting occurs. Prior year financial statements are not restated. The application of SFAS 123R resulted in the Company recognizing a charge of approximately $8 and $30 for compensation cost, net of taxes, for the three and nine months ended September 30, 2006, respectively, due to the estimated grant-date fair value of all awards.

For the three and nine months ended September 30, 2005, the Company accounted for its stock based compensation plan using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Under the intrinsic value method, the Company did not recognize compensation expense for its stock-based awards to employees in the three and nine months ended September 30, 2005. The Company adopted the provisions of SFAS 123 which required disclosure of the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

The following table reflects pro forma net loss as if the Company had elected to adopt the fair value approach of SFAS No. 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(7,117)	$(20,640)
Fair value based compensation cost, net of taxes	(12)	(36)
Pro forma net loss	$(7,129)	$(20,676)

4.                 Sale of Center

During the three months ended September 30, 2006, the Company sold its Albany center for $4,253 and recorded a gain on the sale of assets of $2,496.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

5.                 Center closing costs

The Company provides for closed center liabilities based on the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining lease payments on closed centers. The closed center lease liabilities usually are paid over the remaining lease terms associated with the closed centers, which generally have remaining terms ranging from 0 to 8 years. Any adjustment to closed center liabilities related to changes in subtenant income or actual exit costs differing from original estimates would be made in the period in which the change becomes known.

The following table summarizes accrual activity during the nine months ended September 30, 2006, for the future lease obligations of centers closed in the normal course of business:

Liability for Closed Centers
Balance at December 31, 2005	$922
Additions for closed centers	290
Interest accreted	54
Early termination of leases	(465)
Payments	(194)
Balance at September 30, 2006	$607

The Company recorded a charge to costs of services related to closed centers of $(23) and $290 for the three and nine months ended September 30, 2006, respectively, and $18 and $312 for the three and nine months ended September 30, 2005, respectively. In addition, interest expense related to closed centers was $20 and $54 for the three and nine months ended September 30, 2006, respectively. Furthermore, the Company recorded a loss on disposal of assets related to closed centers of $1,329 for the nine months ended September 30, 2006, and $1,090 for the nine months ended September 30, 2005. There were no centers closed during the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006, the loss on disposal of assets related to closed centers included a charge of $1,031 related to goodwill.

6.                 Contingencies

From time to time, the Company, due to the nature of its business, is subject to litigation and/or regulatory actions, the resolution of which could result in a materially adverse impact upon the Company’s financial position and operating results. At September 30, 2006, the Company was not aware of any such proceedings, other than those disclosed below, that could result in a materially adverse financial impact.

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
(unaudited)
(in thousands, except share data or as otherwise disclosed)

information and documents to the SEC, the Company cannot predict the outcome of the inquiry. Such inquiry could have a material adverse effect on the Company’s business, financial condition and results of operations.

Landlord Claim

In July 2005, Image Properties L.L.C. (“Image Properties”), an entity owned by the Company’s former Chief Executive Officer and former President, made a claim against the Company related to the reconciliation of certain expenses that Image Properties claims it paid on the Company’s behalf with respect to the facilities the Company leases from Image Properties. In August 2006, the Company settled the claim with Image Properties. In connection with the settlement, the Company terminated the existing leases for 15 of its centers with Image Properties, paid $206 for certain expenses related to those leases and entered into new leases for the 15 centers. In connection with the settlement, the Company had a one-time reversal of an accrual for $1,289 related to the claim.

7.                 Consolidating Financial Statements

The following tables present consolidating financial information as required as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 for: (1) MQA (parent); (2) MedQuest (issuer); (3) the guarantors (on a combined basis, which represent all of MedQuest’s subsidiaries) of the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 of MedQuest (the “11 7/8% Notes”) and (4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates.

In August 2002, MedQuest issued the 11 7/8% Notes to fund in part the Company’s recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount of 11 7/8% Notes for the registered 11 7/8% Notes. The 11 7/8% Notes are senior subordinated uncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest’s subsidiaries.

Separate financial statements of MedQuest, as issuer of the 11 7/8% Notes, and the subsidiary guarantors are not presented because MedQuest and each subsidiary guarantor are 100% owned by MQA, all guarantees are full and unconditional, and all guarantees are joint and several.

The Company’s senior credit facility (the “Senior Credit Facility”), the indenture governing the 11 7/8% Notes and the indenture governing the $136.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2012 of MQA (the “12 1/4% Notes”) impose certain restrictions on the Company, including restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Senior Credit Facility requires the Company to maintain certain financial ratios. MedQuest’s indebtedness under the Senior Credit Facility is collateralized by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest’s subsidiaries.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data or as otherwise disclosed)

Consolidating Balance Sheets September 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,873	$—	$(1,085)	$—	$788
Patient receivables, net of allowances			27,372		27,372
Related party receivables
Other receivables			1,452		1,452
Prepaid expenses and other			2,563		2,563
Deferred income taxes			3,079		3,079
Total current assets	1,873	—	33,381	—	35,254
Property and equipment, net			77,078		77,078
Goodwill			34,304		34,304
Certificates of need			15,823		15,823
Other intangible assets, net			329		329
Investment in subsidiaries	(37,530)	(67,963)		105,493	—
Debt issuance costs, net	2,397	7,955			10,352
Other			1,984		1,984
Total assets	$(33,260)	$(60,008)	$162,899	$105,493	$175,124
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$5,899	$—	$5,899
Accrued payroll and related taxes			7,772		7,772
Accrued interest		2,699			2,699
Accrued radiologist fees			3,955		3,955
Other liabilities			2,025		2,025
Other accrued expenses			6,700		6,700
Income taxes payable			428		428
Current portion of long-term debt		528			528
Current portion of obligations under capital leases			1,046		1,046
Total current liabilities	—	3,227	27,825	—	31,052
Intercompany payable	61,408	(253,519)	192,111		—
Long-term debt	108,860	227,814			336,674
Obligations under capital leases			735		735
Deferred income taxes			8,075		8,075
Other long-term liabilities			2,116		2,116
Total liabilities	170,268	(22,478)	230,862	—	378,652
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital	30				30
Accumulated deficit	(273,659)	(37,530)	(67,963)	105,493	(273,659)
Total stockholders’ deficit	(273,528)	(37,530)	(67,963)	105,493	(273,528)
Total liabilities and stockholders’ deficit	$(33,260)	$(60,008)	$162,899	$105,493	$175,124

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements  (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Three Months Ended September 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$67,878	$—	$67,878
Costs and expenses:
Costs of services			29,929		29,929
Marketing, general and administrative expenses	12		23,079		23,091
(Gain) loss on disposal of assets			(2,255)		(2,255)
Depreciation and amortization			8,336		8,336
Income (loss) from operations	(12)	—	8,789	—	8,777
Interest expense	3,292	7,272	46		10,610
Interest income	(11)		(41)		(52)
Equity earnings of unconsolidated joint ventures			(61)		(61)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,293)	(7,272)	8,845	—	(1,720)
Provision for income taxes			530		530
Income (loss) before equity in earnings of consolidated subsidiaries	(3,293)	(7,272)	8,315	—	(2,250)
Equity in earnings of consolidated subsidiaries	1,043	8,315		(9,358)	—
Net income (loss)	$(2,250)	$1,043	$8,315	$(9,358)	$(2,250)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Three Months Ended September 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$74,289	$—	$74,289
Costs and expenses:
Costs of services			33,551		33,551
Marketing, general and administrative expenses	447		26,939		27,386
Depreciation and amortization			8,803		8,803
Income from operations	(447)	—	4,996	—	4,549
Interest expense	3,074	7,888			10,962
Interest income			(53)		(53)
Equity earnings of unconsolidated joint ventures			(58)		(58)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,521)	(7,888)	5,107	—	(6,302)
Provision for income taxes			815		815
Income (loss) before equity in earnings of consolidated subsidiaries	(3,521)	(7,888)	4,292	—	(7,117)
Equity in earnings of consolidated subsidiaries	(3,596)	4,292		(696)	—
Net income (loss)	$(7,117)	$(3,596)	$4,292	$(696)	$(7,117)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Nine Months Ended September 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$208,700	$—	$208,700
Costs and expenses:
Costs of services			94,137		94,137
Marketing, general and administrative expenses	34		72,405		72,439
Gain on disposal of assets			(754)		(754)
Depreciation and amortization			25,485		25,485
Income (loss) from operations	(34)	—	17,427	—	17,393
Interest expense	9,597	21,655	257		31,509
Interest income	(30)		(133)		(163)
Equity earnings of unconsolidated joint ventures			(177)		(177)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(9,601)	(21,655)	17,480	—	(13,776)
Provision for income taxes			1,479		1,479
Income (loss) before equity in earnings of consolidated subsidiaries	(9,601)	(21,655)	16,001	—	(15,255)
Equity in earnings of consolidated subsidiaries	(5,654)	16,001		(10,347)	—
Net income (loss)	$(15,255)	$(5,654)	$16,001	$(10,347)	$(15,255)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Nine Months Ended September 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$222,744	$—	$222,744
Costs and expenses:
Costs of services			102,507		102,507
Marketing, general and administrative expenses	447		80,035		80,482
Loss on disposal of assets			1,243		1,243
Depreciation and amortization			26,943		26,943
Income from operations	(447)	—	12,016	—	11,569
Interest expense	8,491	21,704			30,195
Interest income			(167)		(167)
Equity earnings of unconsolidated joint ventures			(182)		(182)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(8,938)	(21,704)	12,365	—	(18,277)
Provision for income taxes			2,363		2,363
Income (loss) before equity in earnings of consolidated subsidiaries	(8,938)	(21,704)	10,002	—	(20,640)
Equity in earnings of consolidated subsidiaries	(11,702)	10,002		1,700	—
Net income (loss)	$(20,640)	$(11,702)	$10,002	$1,700	$(20,640)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Nine Months Ended September 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(15,255)	$(5,654)	$16,001	$(10,347)	$(15,255)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization			25,485		25,485
Accreted bond interest	9,288				9,288
Amortization of bond discount		232			232
Amortization of debt issuance costs	308	1,462			1,770
Bad debt expense			10,867		10,867
Compensation related to stock options	30				30
Deferred income taxes			381		381
Equity in earnings of unconsolidated joint ventures			(177)		(177)
Proceeds from unconsolidated joint ventures			223		223
Gain on disposal of assets			(754)		(754)
Equity in earnings of consolidated subsidiary	5,654	(16,001)		10,347	—
Changes in operating assets and liabilities:
Patient receivables			(10,455)		(10,455)
Intercompany payable		25,521	(25,521)		—
Related party and other receivables			436		436
Prepaid expenses and other current assets			(200)		(200)
Other assets			732		732
Accounts payable			(5,557)		(5,557)
Accrued payroll and related taxes			1,515		1,515
Income taxes payable			216		216
Other liabilities			(38)		(38)
Other accrued expenses	(119)	(5,560)	(1,280)		(6,959)
Net cash (used in) provided by operating activities	(94)	—	11,874	—	11,780
Cash flows used in investing activities
Purchase of property and equipment			(19,510)		(19,510)
Proceeds from sale or property and equipment			5,201		5,201
Acquisitions of businesses
Non-acquisition intangibles			(47)		(47)
Net cash used in investing activities	$—	$—	$(14,356)	$—	$(14,356)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Nine Months Ended September 30, 2006 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in financing activities
Payments of obligations under capital leases	$—	$—	$(865)	$—	$(865)
Proceeds from senior credit facility			10,000		10,000
Payments on senior credit facility			(10,000)		(10,000)
Intercompany payable	(237)		(7,138)	7,375	—
Intercompany receivable		7,375		(7,375)	—
Payment of Tranche B term loan		(7,375)			(7,375)
Net cash used in financing activities	(237)	—	(8,003)	—	(8,240)
Net decrease in cash and cash equivalents	(331)	—	(10,485)	—	(10,816)
Cash and cash equivalents, beginning of period	2,204		9,400		11,604
Cash and cash equivalents, end of period	$1,873	$—	$(1,085)	$—	$788
Supplemental disclosure of cash flow information
Cash paid for interest			$25,898		$25,898
Cash paid for taxes, net			$931		$931

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Nine Months Ended September 30, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(20,640)	$(11,702)	$10,002	$1,700	$(20,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization			26,943		26,943
Accreted bond interest	8,249				8,249
Amortization of bond discount		206			206
Amortization of debt issuance costs	308	1,448			1,756
Bad debt expense			11,703		11,703
Deferred income taxes			964		964
Equity in earnings of unconsolidated joint ventures			(182)		(182)
Proceeds from unconsolidated joint ventures			383		383
Loss on disposal of assets			1,243		1,243
Equity in earnings of consolidated subsidiary	11,702	(10,002)		(1,700)	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables			(8,787)		(8,787)
Intercompany payable	242	20,050		(20,292)	—
Intercompany receivable			(20,292)	20,292	—
Related party and other receivables			1,474		1,474
Prepaid expenses and other current assets			(862)		(862)
Other assets			655		655
Accounts payable			(6,802)		(6,802)
Accrued payroll and related taxes			2,259		2,259
Income taxes payable			(42)		(42)
Other liabilities			884		884
Other accrued expenses			163		163
Net cash (used in) provided by operating activities	(139)	—	19,706	—	19,567
Cash flows used in investing activities
Purchase of property and equipment	—	—	(9,400)	—	(9,400)
Acquisition of businesses			(2,500)		(2,500)
Non-acquisition intangibles			(97)		(97)
Net cash used in investing activities	$—	$—	$(11,997)	$—	$(11,997)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Nine Months Ended September 30, 2005 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in financing activities
Payments of obligations under capital leases	$—	$—	$(885)	$—	$(885)
Intercompany payable	(18,225)	51,563	28,613	(61,951)	—
Intercompany receivable		(28,613)	(33,338)	61,951	—
Sale of preferred stock	20,000				20,000
Proceeds from senior credit facility		28,613			28,613
Payments on senior credit facility		(51,113)			(51,113)
Payment of Tranche B term loan		(450)			(450)
Net cash used in financing activities	1,775	—	(5,610)	—	(3,835)
Net increase in cash and cash equivalents	1,636	—	2,099	—	3,735
Cash and cash equivalents, beginning of period	559	438	997
Cash and cash equivalents, end of period	$2,195	$—	$2,537	$—	$4,732
Supplemental disclosure of cash flow information
Cash paid for interest			$25,068		$25,068
Cash paid for taxes, net			$1,430		$1,430

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

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers (each a “FIC”). As of September 30, 2006, we operated a network of 91 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill patients and third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the nine months ended September 30, 2006, 66.7% of our gross revenue was derived from magnetic resonance imaging (“MRI”) services and 19.1% of our gross revenue was derived from computed tomography (“CT”) services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography services, and other sources.

We segregate our centers into three categories: multi-modality; dual-modality; and single modality centers. As of September 30, 2006, we operated: (i) 46 multi-modality centers; (ii) 30 dual-modality centers, the majority of which offer MRI and CT; and (iii) 15 single modality centers, the majority of which were MRI only. We sold one center and opened another during the three months ended September 30, 2006. We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing diagnostic imaging equipment through upgrades, offering multiple pieces of diagnostic imaging equipment within the same modality and adding new modalities, such as nuclear medicine, ultrasound and mammography. As of September 30, 2006, we owned or leased 15 mobile MRI machines that we used to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At September 30, 2006, we operated 346 diagnostic imaging systems, 339 of which we owned and 7 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment in operation at September 30, 2006:

	September 30, 2006
	Owned	Leased	Total
MRI	105	5	110
CT	70	—	70
Other(1)	164	2	166
Total	339	7	346

(1)          Other modalities include nuclear medicine, x-ray, fluoroscopy, ultrasound, bone densitometry and mammography.

Of our $19.5 million in total capital expenditures for the nine months ended September 30, 2006, we invested approximately: $14.6 million in equipment maintenance and expansion; $1.5 million for information technology; and $3.4 million in the development of de novo centers opened during the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we added ten new

MRIs, nine of which were high-field, and disposed of thirteen; we added twelve new CTs, all of which were multi-slice, disposed of ten and placed one in storage for potential redeployment; and we added five new pieces of other modality equipment, disposed of nine and placed six in storage for potential redeployment.

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and what we expect to collect from third party payors and patients. For the nine months ended September 30, 2006, approximately 56.0% of our gross patient revenue came from managed care and commercial payors, 35.4% from governmental and workers’ compensation payors and 8.6% from other sources, including gross revenue from patients who were not insured. We have over 480 different contracts with commercial payors, and no single commercial payor accounted for more than 10% of our gross revenue for the three and nine months ended September 30, 2006. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their beneficiaries who are our patients. We estimate the allowance for contractual adjustments utilizing an analysis that considers historical data consisting of gross charges, claim adjudication, cash receipts and refunds. Based upon that analysis, management estimates the anticipated collection rate for gross charges outstanding as of the balance sheet date and recognizes the required change in the allowance for contractual adjustments as a charge to gross patient revenue for the period.

Medicare reimbursement totaled $12.2 million and $37.9 million of net revenue for the three and nine months ended September 30, 2006, respectively, and $55.2 million for the year ended December 31, 2005. On August 1, 2005, the Centers for Medicare and Medicaid Services (“CMS”) released proposed payment and policy changes specifically reducing payments for certain diagnostic imaging procedures involving contiguous body parts performed in the same session. In November 2005, CMS published final regulations related to procedures involving contiguous body parts which would lower the reimbursement for the technical component of each additional imaging procedure by 25% in 2006 and an additional 25% in 2007.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (the “DRA”). The DRA eliminates CMS’s previously announced 4.4% reduction in reimbursement for physician services under the 2006 Medicare Physician Fee Schedule, but codifies CMS’s reduction in the reimbursement for scans of contiguous body parts and also provides for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries. The DRA provides that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, will be the lesser of the Medicare Part B physician fee schedule or Medicare’s outpatient prospective payment system schedule (“OPPS”) for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was utilized to reimburse hospitals for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group (“APC”) to which the service is assigned rather than on a hospital’s costs, and had the effect of reducing reimbursement rates from those paid to hospitals for outpatient services on the previous cost-based system. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

On November 1, 2006, CMS released its final rule that revised payment rates and policies under the 2007 Medicare Physician Fee Schedule. The final rule calls for an estimated reduction of 5% in reimbursement for physician services under the 2007 Medicare Physician Fee Schedule. The payment changes left the 2006 25% reduction in payment for the technical component of multiple imaging procedures on contiguous body parts in place. However, the final rule did not increase the reduction to 50% for 2007 as originally proposed by CMS and adopted by the language of the DRA. The final rule also implements a provision of the DRA that caps payments for imaging procedures at the amount paid for the same services when performed in a hospital outpatient department. CMS’ final rule also clarified that it would apply the multiple imaging procedure reduction first, followed by the OPPS imaging reimbursement cap, if applicable.

We believe that the DRA reimbursement reductions will have a material adverse impact upon our results of operations, cash flows and overall financial condition. If these reimbursement reductions had been in full effect during the year ended December 31, 2005, we estimate that the impact on our financial results would have been a $11.1 million reduction in net revenue, comprised of $9.9 million for the impact of the lower of Medicare Part B or OPPS and $1.2 million for the 25% impact of the contiguous body part reimbursement reduction. This estimate is based on the following assumptions: (i) implementation of the 25% reduction in reimbursement for contiguous body parts; (ii) 2005 scan volumes and modality mix; (iii) our historic Medicare denial rate; and (iv) published national APC rates for 2006.

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

The principal components of our costs of services, which were previously identified as operating expenses, are compensation paid to radiologists and technologists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Costs of services, as a percentage of net revenue, were 44.1% and 45.1% for the three and nine months ended September 30, 2006, respectively, as compared to 45.2% and 46.0% for the three and nine months ended September 30, 2005, respectively.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (i) operations overhead; (ii) corporate overhead; and (iii) bad debt expense. Operations overhead includes wages and benefits for center personnel (excluding radiologists and technologists) and transcriptionists, regional management, regional billing centers and local marketing. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for the three and nine months ended September 30, 2006 and 2005 (in thousands of dollars). MG&A costs, as a percentage of net revenue, were 34.0% and 34.7% for the three and nine months ended September 30, 2006, respectively, as compared to 36.9% and 36.1% for the three and nine months ended September 30, 2005.

	Three Months Ended Sept. 30,				Nine Months Ended Sept. 30,
	2006	% Net Revenue	2005	% Net Revenue	2006	% Net Revenue	2005	% Net Revenue
Operations overhead	$14,002	20.6%	$16,166	21.8%	$44,297	21.2%	$47,864	21.5%
Corporate overhead	5,529	8.1%	7,294	9.8%	17,276	8.3%	20,914	9.4%
Bad debt expense	3,560	5.3%	3,926	5.3%	10,866	5.2%	11,704	5.2%
Total	$23,091	34.0%	$27,386	36.9%	$72,439	34.7%	$80,482	36.1%

For the three and nine months ended September 30, 2005, the corporate overhead component of MG&A of $7.3 million and $20.9 million, respectively, included approximately $2.7 million and $7.2 million, respectively, of costs for our 2005 audit committee review and restatement, related consent fees, executive search fees and other related expenses.

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

The concentration of gross revenue and gross patient receivables, by payor class, as a percentage of total gross revenue and total gross patient receivables, for and as of the nine months ended September 30, 2006, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	56.0%	52.7%	39.5
Medicare	20.9%	18.8%	38.9
Medicaid	5.7%	5.1%	38.5
Other third party payors, including patients	8.6%	12.5%	57.1
Other governmental and workers’ compensation payors	8.8%	10.9%	48.2
Total	100.0%	100.0%	41.7

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

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenue for the periods indicated:

									Change
									Three Months	Nine Months
	Three Months Ended Sept. 30,				Nine Months Ended Sept. 30,				Ended Sept. 30,	Ended Sept. 30,
	2006		2005		2006		2005		2006 vs. 2005	2006 vs. 2005
Net revenue from services	$67,878	100.0%	$74,289	100.0%	$208,700	100.0%	$222,744	100.0%	$(6,411)	$(14,044)
Costs of services	29,929	44.1%	33,551	45.2%	94,137	45.1%	102,507	46.0%	(3,622)	(8,370)
MG&A expenses	23,091	34.0%	27,386	36.9%	72,449	34.7%	80,482	36.1%	(4,295)	(8,033)
(Gain) loss on disposal of assets	(2,255)	(3.3)%	—		(754)	(0.3)%	1,243	0.6%	(2,255)	(1,997)
Depreciation and amortization	8,336	12.3%	8,803	11.8%	25,485	12.2%	26,943	12.1%	(467)	(1,458)
Income from operations	8,777	12.9%	4,549	6.1%	17,393	8.3%	11,569	5.2%	4,228	5,824
Interest expense, net	10,558	15.6%	10,909	14.7%	31,346	15.0%	30,028	13.5%	(351)	1,318
Equity in earnings of unconsolidated joint ventures	(61)	(0.1)%	(58)	(0.1)%	(177)	(0.1)%	(182)	(0.1)%	(3)	5
Provision for income taxes	530	1.0%	815	1.1%	1,479.8%		2,363	1.1%	(285)	(884)
Net loss	$(2,250)	(3.6)%	$(7,117)	(9.6)%	$(15,255)	(7.4)%	$(20,640)	(9.3)%	$4,867	$5,385

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net revenue was $67.9 million for the three months ended September 30, 2006, representing a decrease of $6.4 million, or 8.6%, from net revenue of $74.3 million for the three months ended September 30, 2005. The decrease in net revenue was driven in large part by the discontinuance of certain wholesale contracts, fewer lower modality procedures and a net reduction in centers. We experienced a decrease in same center net revenue of $5.6 million, or 8.0%, in the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end. Our new centers added $0.6 million, or 0.8%, of net revenue growth in the three months ended September 30, 2006, compared to the three months ended September 30, 2005. New centers are defined as centers opened since the beginning of the prior year. We opened one center and sold one center during the three months ended September 30, 2006. The impact of closed and sold centers on net revenue in the three months ended September 30, 2006, compared to the three months ended September 30, 2005 was a decrease of $1.3 million.

The decrease in net revenue from same centers of $5.6 million for the three months ended September 30, 2006 resulted from lower scan volumes. Scan volume decreases at our same centers reduced net revenue by $7.9 million. This decrease was partially offset by the impact of pricing changes, which increased net revenue by $1.3 million, and changes in mix by modality, which increased net revenue by $1.0 million.

Costs of services were $29.9 million for the three months ended September 30, 2006, representing a decrease of $3.6 million, or 10.8%, as compared to $33.6 million for the three months ended September 30, 2005. The decrease in costs of services was primarily driven by lower scan volumes and the one-time reversal of an accrual of $1.3 million related to the settlement of the landlord claim. Furthermore, costs of services, as a percentage of net revenue, decreased to 44.1% in the three months ended September 30, 2006, as compared to 45.2% in the three months ended September 30, 2005. The decrease in costs of services, as a percentage of net revenue, was primarily the result of lower operating supplies.

MG&A expenses were $23.1 million for the three months ended September 30, 2006, representing a decrease of $4.3 million, or 15.7%, as compared to $27.4 million for the three months ended September 30, 2005. MG&A expenses as a percentage of net revenue were 34.0% in the three months ended September 30, 2006, as compared to 36.9% in the three months ended September 30, 2005. The decrease in MG&A expenses was largely the result of a $2.6 million decrease in expenses associated with our 2005 audit committee review and restatement and other related expenses, lower employee compensation of $1.3 million and a decrease in bad debt expense of $0.4 million for the three months ended September 30, 2006.

In the three months ended September 30, 2006, we recorded a gain on the disposal of assets of $2.3 million. The gain on the disposal of assets was primarily related to the sale of one center during the period.

Depreciation and amortization was $8.3 million, or 12.3% of net revenue, for the three months ended September 30, 2006, as compared to $8.8 million, or 11.8% of net revenue, for the three months ended September 30, 2005. The $0.5 million decrease in depreciation expense resulted from lower capital expenditures made in 2005 and the retirement of certain assets in prior periods.

Interest expense, net was $10.6 million for the three months ended September 30, 2006, representing an decrease of $0.3 million, or 3.2%, from $10.9 million for the three months ended September 30, 2005. The decrease was the result of a decrease in interest expense on the senior credit facility due to decreased borrowings, offset by increased accretion of interest expense related to the 12 1/4% Notes, as defined below.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net revenue was $208.7 million for the nine months ended September 30, 2006, representing a decrease of $14.0 million, or 6.3%, from net revenue of $222.7 million for the nine months ended September 30, 2005. The decrease in net revenue was driven in large part by the discontinuance of certain wholesale contracts, fewer lower modality procedures and a net reduction in centers. We experienced a decrease in same center net revenue of $12.1 million, or 5.7%, in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Our new centers added $2.6 million, or 1.1%, of net revenue growth in the nine months ended September 30, 2006. New centers are defined as centers opened since the beginning of the prior year. We closed two centers and sold two centers during the nine months ended September 30, 2006. The impact of closed centers on net revenue in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 was a decrease of $4.0 million. Managed centers and mobile operations accounted for a decrease in net revenue of $0.5 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

The decrease in net revenue from same centers of $12.1 million for the nine months ended September 30, 2006 resulted from lower scan volumes. Scan volume decreases at our same centers reduced net revenue by $22.7 million. This decrease was partially offset by the impact of pricing changes, which increased net revenue by $7.6 million, and changes in mix by modality, which increased net revenue by $3.0 million.

Costs of services were $94.1 million for the nine months ended September 30, 2006, representing a decrease of $8.4 million, or 8.2%, as compared to $102.5 million for the nine months ended September 30, 2005. The decrease in costs of services was primarily driven by lower scan volumes and the one-time reversal of an accrual of $1.3 million related to the settlement of the landlord claim. Furthermore, costs of services, as a percentage of net revenue, decreased to 45.1% in the nine months ended September 30, 2006, as compared to 46.0% in the nine months ended September 30, 2005. The decrease in costs of services, as a percentage of net revenue, was primarily the result of lower radiologist fees and lower operating supplies expenses.

MG&A expenses were $72.5 million for the nine months ended September 30, 2006, representing a decrease of $8.0 million, or 10.0%, as compared to MG&A expenses of $80.5 million for the nine months ended September 30, 2005. MG&A expenses, as a percentage of net revenue, were 34.7% in the nine months ended September 30, 2006, as compared to 36.1% in the nine months ended September 30, 2005. The decrease in MG&A expenses was largely the result of a $6.9 million decrease in expenses associated with our 2005 audit committee review and restatement and other related expenses. In addition, for the nine months ended September 30, 2005, MG&A expenses included a gain on the settlement of a class action lawsuit of $0.8 million.

In the nine months ended September 30, 2006, we recorded a gain on the disposal of assets of $0.8 million, compared to losses on the disposal of assets of $1.2 million in the nine months ended September 30, 2005. The gain on the disposal of assets of $0.8 million in the nine months ended September 30, 2006 was related to gain on the sale of one center offset by the disposal of certain property and equipment, the closing of two centers and the sale of another, as discussed above, while the losses on the disposal of assets of $1.2 million in the nine months ended September 30, 2005 were incurred in connection with the closing of five centers.

Depreciation and amortization was $25.5 million, or 12.2% of net revenue, for the nine months ended September 30, 2006, as compared to $26.9 million, or 12.1% of net revenue, for the nine months ended September 30, 2005. The $1.4 million decrease in depreciation expense resulted from lower capital expenditures made in 2005 and the retirement of certain assets in prior periods.

Interest expense, net was $31.3 million for the nine months ended September 30, 2006, representing an increase of $1.3 million, or 4.4%, from $30.0 million for the nine months ended September 30, 2005. Interest expense, net was lower in the nine months ended September 30, 2005 primarily due to a gain on the termination of an interest rate swap agreement of approximately $1.6 million in that period.

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

Cash Flows

Net cash provided by operating activities was $11.8 million for the nine months ended September 30, 2006, representing a decrease of $7.8 million, or 39.8%, from $19.6 million for the nine months ended September 30, 2005. This difference resulted primarily from a decrease in cash from working capital. Overall, the change in working capital assets and liabilities required $8.8 million more cash in the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The working capital changes were principally in accounts payable and other accrued expenses, partially offset by changes in patient receivables.

Net cash used in investing activities was $14.4 million for the nine months ended September 30, 2006, representing an increase of $2.4 million, or 19.7%, from $12.0 million for the nine months ended September 30, 2005. The increase was the result of an increase in capital expenditures for property and equipment, partially offset by lower expenditures for business acquisitions and proceeds from the sale of property and equipment in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. We spent approximately $10.1 million more on property and equipment in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. We spent $2.5 million less on acquisitions of businesses in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, and we had proceeds from the sale of property and equipment of approximately $5.2 million for the nine months ended September 30, 2006.

Net cash used by financing activities was $8.2 million for the nine months ended September 30, 2006, representing an increase of $4.4 million from $3.8 million of net cash used in financing activities for the nine months ended September 30, 2005. The increase is primarily attributable to an increase in the payments on the Tranche B term loan of $6.9 million during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, and the decrease in the net payments on the senior credit facility of $22.5 million offset by the sale of preferred stock of $20.0 million during the nine months ended September 30, 2005.

Financial Condition

At September 30, 2006, we had $337.2 million of indebtedness outstanding, as compared to $335.1 million at December 31, 2005. In addition, at September 30, 2006, we had a stockholders’ deficit of $273.5 million, as compared to our stockholders’ deficit of $258.3 million at December 31, 2005. Our indebtedness primarily consisted of $177.2 million of our 11 7/8% Notes, $108.9 million of accreted value of our $136.0 million aggregate principal amount at maturity 12 1/4% Notes and $51.1 million under the Tranche B portion of our senior credit facility. Further, at September 30, 2006, we would have been able to borrow an additional $79.5 million (after giving effect to $0.5 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions at September 30, 2006.

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

Subject to adjustments pursuant to the fourth waiver and third amendment (the “Third Amendment”) to the senior credit facility, which we entered into in September 2005, borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. There were no borrowings under the revolving credit facility at September 30, 2006 and 2005. The revolving credit facility also provides for a commitment fee equal to 1/2 of 1% per annum. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Third Amendment, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate ( weighted average rate of 5.375% and 3.35% at September 30, 2006 and September 30, 2005, respectively) and amounted to $51.1 million and $58.7 million at September 30, 2006 and September 30, 2005, respectively.

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

12 1/4% Notes and 11 7/8% Notes

In August 2004, MQA issued $136.0 million aggregate principal amount at maturity 12 1/4% senior discount notes due 2012 (the “12 1/4% Notes”) and received gross proceeds of $84.8 million. The 12 1/4% Notes are uncollateralized obligations of MQA. Interest accrues on the 12 1/4% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues from August 15, 2008, and is payable semi-annually in arrears commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2010, or at MQA’s option, on August 15, 2008. In October 2004, MQA registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity 12 1/4% Notes for the registered 12 1/4% Notes.

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

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holders upon the consummation of an underwritten public offering at a redemption price of

$55.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQA common stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQA common stock. We have not accreted the fair value of the additional shares of MQA common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of September 30, 2006.

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

Capital expenditures, in the aggregate, amounted to $19.5 million for the nine months ended September 30, 2006, as compared to $9.7 million for the nine months ended September 30, 2005.

The following table sets forth capital expenditures, in detail, for the three and nine month periods ended September 30, 2006 and 2005 (in millions of dollars):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Maintenance and growth	$5.7	$2.5	$14.6	$6.4
New centers (de novo)	1.9	0.1	3.4	1.8
Business acquisitions	—	—	—	0.3
Information technology	0.3	0.4	1.5	1.2
Total	$7.9	$3.0	$19.5	$9.7

We believe that expenditures for capital equipment and acquisitions of businesses will range between $25.5 million and $28.0 million for the year ending December 31, 2006. The amount of capital expenditures may vary based upon the level of unanticipated events and opportunities that present themselves during the year and is subject to change.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Related party transactions

As of September 30, 2006, we leased space for 14 of our imaging centers through lease agreements between certain of our subsidiaries and Image Properties. The leases provide for monthly rent of approximately $0.2 million. We made total lease payments under these agreements of approximately $1.2 million and $2.9 million in the three and nine months ended September 30, 2006 and approximately $1.0 million and $2.9 million in the three and nine months ended September 30, 2005. We also paid management fees of approximately $0.1 million to Image Properties in the nine months ended September 30, 2005.

Critical accounting policies and estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described in our 2005 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, a summary of our significant accounting policies can be found in Note 2 to the consolidated financial statements included in the 2005 10-K. During the nine months ended September 30, 2006, there were no changes to our critical accounting policies and no adoption of any new significant accounting policies other than SFAS 123R, which is discussed in Note 3, “Stock Option Plan” in the consolidated financial statements located elsewhere in this report.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and, as of September 30, 2006, related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Long-term debt	2006	2007	2008	2009	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$—	$316.0	$316.0	$207.5
Average interest rate					12.04%	12.04%	20.46%
Variable rate	$0.1	$0.5	$25.4	$25.1	$—	$51.1	$51.1
Average interest rate	9.13%	9.13%	9.13%	9.13%		9.13%	9.13%

Item 4.                        Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2006. No change in internal control over financial reporting occurred during the quarter ended September 30,

2006 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

The staff of the SEC has commenced a formal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and September 30, 2005 (which, in each case, were subsequently filed). We are continuing to cooperate with the SEC.

Item 1A.              Risk Factors

There have been no material changes with respect to the risk factors previously disclosed in our 2005 10-K except as follows:

Any adverse outcome from the ongoing SEC inquiry could have a material adverse effect on us.

The staff of the SEC has commenced a formal inquiry concerning, among other things, our March 2005 announcement that we expected to restate our financial statements for prior periods and our inability to timely file our 2004 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the three months ended March 31, and September 30, 2005. The restatement was effected through the filing of our 2004 Annual Report on Form 10-K in September 2005.

While we are continuing to cooperate with, and to provide requested information and documents to the SEC, we cannot predict the outcome of the inquiry. Such inquiry could have a material adverse effect on our business, financial condition and results of operations.

Item 5.                        Other Information

Amended Employment Agreement

On November 7, 2006, MQA and its wholly-owned subsidiary MedQuest entered into a Second Amended and Restated Employment Agreement (the “Employment Agreement”) with Daniel J. Schaefer, pursuant to which Mr. Schaefer will serve as Chief Operating Officer (“COO”) of each of MQA and MedQuest. Mr. Schaefer previously served as Co-COO. Mr. Schaefer will be paid an annual salary of $325,000 plus benefits and reimbursement of expenses, and will receive a target annual bonus of 50% of his salary if certain objectives are met. The term of the Employment Agreement is three years from the above date, subject to automatic renewal for successive one year terms thereafter absent contrary notice by either party. The employment agreement may be terminated at any time by MedQuest or Mr. Schaefer upon written notice to the other party. If Mr. Schaefer’s employment is terminated without cause, or in the event he resigns after certain identified circumstances, he will continue to receive his respective monthly salary, and benefits, for eighteen months following his termination, and will be entitled to a portion of his annual bonus calculated in accordance with the Employment Agreement. If Mr. Schaefer’s employment is terminated in the event of a change of control, he will receive his termination benefits in a lump sum, including an additional six months of salary. In the event of a termination due to Mr. Schaefer’s death or disability, he or his estate will receive his unpaid base salary through the termination date and a portion of his annual bonus earned through the termination date.

Supplemental Indenture

On November 9, 2006, MedQuest, MQA, the subsidiary guarantors named therein, Northwest Diagnostic Imaging, Inc. and Bank of New York, as trustee, executed and delivered the Eighth Supplemental Indenture to the indenture governing the 11 7/8% Notes. The Eighth Supplemental Indenture added Northwest Radiology, Inc. as a subsidiary guarantor under the 11 7/8% Notes. A copy of the Eighth Supplemental Indenture is attached to this report as Exhibit 4.16.

Item 6.                        Exhibits

Number	Description of Exhibits
4.16

Eighth Supplemental Indenture, dated as of November 9, 2006, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Northwest Diagnostic Imaging, Inc. and Bank of New York, as Trustee.

10.18	Second Amended and Restated Employment Agreement by and among Daniel J. Schaefer, MQ Associates, Inc. and MedQuest, Inc., dated as of November 7, 2006.
10.40

Form of Land and Building Lease by and between Image Properties, LLC and MedQuest, Inc. subsidiaries dated as of August 31, 2006, including Schedule 1, which identifies substantially similar documents omitted and material differences in omitted documents from the agreement filed as Exhibit 10.40.

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

MQ ASSOCIATES, INC.
Date: November 13, 2006	By:	/s/ TODD E. ANDREWS
Todd E. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)