Form 10-K
period 2006-12-31
MQ ASSOCIATES INC
filed 2007-03-30
CIK 1198233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number, including area code: 770-300-0101

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At June 30, 2006, the market value of the voting and non-voting common equity of MQ Associates, Inc. held by non-affiliates was zero.

At March 29, 2007, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

MQ Associates, Inc.

Form 10-K

Forward-Looking Statements

This report, including, but not limited to, Item 1. “Business,” Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. We can give no assurance that such forward-looking statements will prove to be correct. Among the most important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the results of the previously announced inquiry by the Securities and Exchange Commission (“SEC”) or any other future action taken by the SEC, general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs, and the additional risk factors set forth under Item 1A. “Risk Factors” as well as in our other periodic reports filed with the SEC.

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

We are a leading operator of independent, fixed-site, outpatient diagnostic imaging centers (each a “FIC”) in the United States. Our centers provide diagnostic imaging services using a variety of technologies including magnetic resonance imaging (“MRI”), computed tomography (“CT”), nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography. As of December 31, 2006, we operated a network of 90 centers in 13 states primarily throughout the southeastern and southwestern United States.

We provide high quality diagnostic imaging services tailored to each of our local markets. We empower our center managers to run our centers to meet the demands of local market conditions, while our corporate structure provides economies of scale, corporate training programs, standardized policies, payor contracting support and procedures and sharing of best practices across our network. Each of our center managers is responsible for meeting our standards of patient care, managing relationships with local physicians and maintaining profitability.

Business strategy

Our objective is to be the leading provider of outpatient diagnostic imaging services in the geographic markets we serve by:

Providing high quality service to our customers.   Our business model is geared toward serving the needs of our three customer groups: (i) referring physicians; (ii) patients; and (iii) payors. We evaluate our customer service measures by focusing on speed of service, quality of images, radiologist report turnaround time and customer experience “exit” surveys.

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

Improving efficiency and focusing on our core markets.   The diagnostic imaging industry, generally, and our business, specifically, is faced with a number of challenges, including reductions in reimbursement and increasing competition, most of which comes from physician self-referral (non-radiologists purchasing and utilizing their own diagnostic imaging equipment). Our strategy is to mitigate the impact of these challenges by reducing our cost structure, increasing efficiencies, focusing on asset allocation within centers and across markets and selectively growing in our core markets where we can leverage our competitive strengths.

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

Facilities and equipment

We segregate our centers into three categories, single modality, dual-modality and multi-modality centers. As of December 31, 2006, we operated: (i) 43 multi-modality centers; (ii) 31 dual-modality centers, the vast majority of which offer MRI and CT; and (iii) 16 single modality centers, the vast majority of which are MRI only. We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing diagnostic imaging equipment through upgrades, offering multiple pieces of diagnostic imaging equipment within the same modality and adding new modalities, such as nuclear medicine, ultrasound and mammography. As of December 31, 2006, we owned or leased 15 mobile MRI units that we use on a full or part time basis to supplement capacity at our centers from time to time, on an as needed basis, and to evaluate new markets.

At December 31, 2006, we operated 340 pieces of diagnostic imaging equipment, 333 of which we owned and 7 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment at December 31, 2006:

	December 31, 2006
	Owned	Leased	Total
MRI	103	5	108
CT	70	—	70
Other(1)	160	2	162
Total	333	7	340

(1)          Other modalities include nuclear medicine, x-ray, fluoroscopy, ultrasound, bone densitometry and mammography.

Of $28.3 million of total capital expenditures for the year ended December 31, 2006, we invested approximately: $24.9 million in equipment maintenance and expansion; $1.8 million in information technology; and $1.6 million in the development of de novo centers. During the year ended December 31, 2006, we added ten new MRIs, nine of which were high field, and disposed of fifteen; we added thirteen new CTs, all of which were multi-slice, and disposed of twelve; and we added eight pieces of other modality equipment and disposed of thirteen and placed nine pieces in storage for potential redeployment.

Personnel

As of December 31, 2006, we had 1,604 employees, of which 91 were employed at our headquarters and the remainder were employed at our diagnostic imaging and billing centers. Our employees are not represented by a labor organization, and we are not aware of any activity seeking such organization. We believe that our relationship with our employees is good.

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

The implementation of our new enterprise transcription and dictation system is substantially complete. We expect this system to enhance operational efficiencies by: (i) standardizing processes and procedures across our entire network of centers; (ii) automating, simplifying and accelerating workflow; and (iii) providing more timely results to our referring physicians, patients and other customers.

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

Payors

Our revenue is generated by providing patient services at our diagnostic imaging centers. Patient services revenue is earned from services billed directly to patients or third-party payors (generally Medicare, Medicaid, commercial payors and other third party payors) on a fee-for-service basis. The following table sets forth the percentage of our total gross revenue presented by payor class for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
	2006	2005	2004
Managed care and commercial payors	55.8%	54.5%	55.7%
Medicare	20.8%	21.3%	19.0%
Medicaid	5.7%	5.8%	5.6%
Other third party payors	8.7%	8.7%	9.8%
Other governmental payors and workers’ compensation payors	9.0%	9.7%	9.9%
Total	100.0%	100.0%	100.0%

Managed care and commercial payors represent a majority of our customer and revenue base, and we can provide service to their beneficiaries if we have a contractual arrangement with the patient’s managed care or insurance carrier. Our ability to maintain contractual relationships with a broad array of payors is important to our referral physicians and their patients. We have over 490 different contracts with commercial payors, and no one commercial payor accounted for more than 10.0% of our gross revenue during the year ended December 31, 2006. These contracts, which specify the negotiated fees to be paid by each payor for the diagnostic imaging services we provide, enable us to serve patients with insurance coverage through their applicable commercial payors. Our business service centers are responsible for billing our payors in accordance with the terms of these contracts and within our corporate policies.

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

Competition

The overall diagnostic imaging services market is highly competitive, with services provided in a variety of settings and by several different types of providers. We compete principally on the basis of our reputation for delivering high quality images and radiologist reports in a timely manner, the comfort and care we provide to patients in our centers and price. We compete with other fixed-site, outpatient diagnostic imaging providers, non-radiologist physician practices, radiologists that own their own equipment, hospitals that own their own equipment and others, including leasing companies that own and operate diagnostic imaging equipment. Other major outpatient diagnostic imaging service providers include HealthSouth Corporation, Radnet, Inc., InSight Health Services Corp. and Alliance Imaging, Inc. Our competition also includes hospitals, medical clinics and physician groups that provide diagnostic imaging services by leasing mobile diagnostic imaging equipment on a full or part-time basis. Some of our competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. Finally, we face competition from providers of competing technologies that we do not offer, such as PET and PET/CT scans, and may face competition from providers of new technologies in the future.

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

Environmental matters

We are subject to federal, state and local regulations governing the storage, use and disposal of hazardous materials and medical and radioactive waste products. Our diagnostic imaging centers generate small amounts of medical waste or other hazardous materials, and some of our imaging services involve the use of short-lived radioactive materials. Although we believe that our procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and adequately provide for the safety of our patients, employees and the environment, we cannot completely eliminate the risk of accidental releases, contamination or injury associated with these materials.

Insurance

We may be subject to professional liability claims including, without limitation, for improper use or malfunction of our diagnostic imaging equipment. We maintain insurance policies with coverage that we believe is appropriate in light of the risks related to our business and consistent with industry practice. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all.

We maintain general and professional liability insurance with commercially reasonable deductibles and limits and we maintain excess umbrella coverage. Additionally, we maintain workers’ compensation insurance on all employees. Coverage is placed on a statutory basis and responds to each state’s specific requirements. We have not assumed any material liabilities, known or unknown, of any of the centers we have acquired. However, claims may be asserted against us for events that occurred prior to our acquiring these centers.

The radiologists at our centers may from time to time be subject to malpractice claims. To protect against possible professional liability, we maintain professional liability insurance. We also require all non-employee radiologists to have malpractice insurance policies at appropriate levels. Nevertheless, claims, suits or complaints relating to services provided by the radiologists at our centers may be asserted against us in the future, including malpractice claims.

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

Mobile Providers.   In contrast to FICs, mobile imaging operators operate diagnostic imaging equipment in mobile trailers, providing their customers with shared-service or full-time diagnostic imaging services. Mobile providers often target physician practices and small to mid-size hospitals in non-urban areas in need of advanced imaging technologies but without the procedure volume or customer base to justify a fixed-site location. Mobile providers are generally paid directly by hospitals, or physician practices, which in turn bill third party payors for individual procedures.

Industry trends

Wider acceptance by physicians, payors and patients.   Imaging modalities, in particular MRI, continue to gain widespread acceptance from both physicians and payors because of the enhanced diagnostic applications and reduced cost to the payor of early and non-invasive diagnosis of an ailment. Because of the benefits that non-invasive imaging procedures provide, patients have begun to demand faster service and improved access to imaging. With physicians, payors and patients increasingly focused on high quality, easily accessible and more cost-effective care, we believe that the role that diagnostic imaging plays in the delivery of healthcare will continue to increase over the next decade.

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

Certificates of need.   The laws of some of the states in which we operate limit our ability to acquire new diagnostic imaging equipment or expand or replace our existing equipment at diagnostic imaging centers because these states require a site-specific certificate of need (“CON”) or similar regulatory approval prior to the acquisition of high-cost capital items, including diagnostic imaging equipment or provision of diagnostic imaging services by us or by those parties for whom we manage facilities. Six of the 13 states in which we operate generally require CONs, subject to certain exemptions. In some cases, a limited number of these CONs are available in a given state. If we are unable to obtain the applicable CONs or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

Conversely, states in which we have obtained a CON may repeal existing CON regulations or liberalize exemptions from the regulations. The repeal of CON regulations in states in which we have obtained CONs or an exemption therefrom would lower barriers to entry for competition in those states and could adversely affect our business.

Our ability to obtain a CON or exemption therefrom in a particular state is not a definitive guarantee that our operations under the applicable CON law will be unchallenged. One or more parties may challenge our CON or exemption therefrom from time to time. While such challenges could be raised on a number of issues, they generally would be based upon the application or interpretation of certain financial formulae contained within the applicable CON statute and either: (i) our adherence to those formulae in the submission of our CON application or exemption therefrom, or (ii) the applicable state agency’s interpretation or application of the CON statute in its review of our application. If we are unable to prevail against challenges to our CONs or exemptions therefrom, we may be limited or precluded from continuing our operations at the relevant locations.

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

Medicare and Medicaid reimbursement programs.   Our revenue is derived through our ownership, operation and management of diagnostic imaging centers. During the year ended December 31, 2006,

approximately 26.5% of our gross revenue generated at our diagnostic imaging centers was derived from Medicare and Medicaid.

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

The physician fee schedule (“PFS”) is a statutory formula pursuant to which the Department of Health and Human Services (“HHS”) assigns relative values to Medicare Part B covered medical procedures based on the specific procedure’s ranking relative to the other procedures on the scale. The physician fee schedule is subject to annual updates, which adjust the rates payable per procedure for inflation, subject to further adjustment that assures projected Medicare spending for the year meets allowed spending for that year. Medicare reimbursement totaled $47.9 million of our net revenue for the year ended December 31, 2006.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (the “DRA”). The DRA codified a payment reduction begun by CMS on January 1, 2006, whereby CMS reduced payment by 25% for certain second and subsequent imaging services performed on contiguous body parts in a single session. The DRA also provided for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries. The DRA provided that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, is the lesser of the Medicare Part B PFS or Medicare’s outpatient prospective payment system schedule (“OPPS”) for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was designed to reimburse hospitals for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group (“APC”) to which the service is assigned rather than on a hospital’s costs. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

The final PFS was published on November 1, 2006 with changes that became effective on January 1, 2007. As stated above, beginning January 1, 2006, CMS reduced payment by 25% for certain second and subsequent imaging services performed on contiguous body parts in a single session and under the PFS, CMS continued the reduction at 25% for calendar year 2007. CMS reimburses its full rate for the highest priced procedure and reduces payment for each additional procedure by 25% when more than one procedure from the same imaging family is performed during the same session on the same day.

In accordance with the DRA requirements, effective January 1, 2007, CMS capped the PFS payment amount for the technical component (prior to applying the geographic adjustment) by the OPPS payment amount (prior to applying the geographic adjustment). If, as a result of the OPPS cap, an imaging service is paid at the lower OPPS rate (not the PFS payment amount), the OPPS national rate with the physician geographic adjustment is the final payment amount for calendar year 2007. Because IDTFs are paid under the PFS, the OPPS national rate is adjusted by the applicable PFS geographic adjustment factor, not the wage index applicable to hospital outpatient departments. The geographic adjustment factor applied to the OPPS national rate varies across the country according the payment locality in which the IDTF is located. On the other hand, hospital outpatient departments will receive a payment equal to the OPPS national rate adjusted by the applicable wage index under OPPS. The wage index and the geographic adjusters under the PFS are not the same. Accordingly, IDTFs may be paid less than hospital outpatient departments in the same locality for a procedure capped at the OPPS rate because of the different adjustment factors applicable to IDTFs and hospital outpatient departments. For imaging services subject to both the multiple imaging reductions and the OPPS cap, CMS will first apply the multiple imaging payment reduction and then apply the OPPS cap to the reduced amount. The geographic adjustment is then applied to the payment amount.

CMS and the carriers have developed and published a separate fee schedule within the PFS for outpatient imaging services. The new schedule is entitled 2007 OPPS Payment Cap Amounts for the Technical Component and Global Portion of Imaging Services. The schedule calculates the lesser of formula provided by the statute, as well as, applying the geographic modifier applicable to the IDTF location.

We believe that the DRA reimbursement reductions will have a material adverse impact on our results of operations, cash flows and overall financial condition. If these reimbursement reductions had been in full effect during the year ended December 31, 2006, we estimate that the impact on our financial results would have been an $11.0 million reduction in net revenue. This estimate is based on the following assumptions: (i) 2006 scan volumes and modality mix; (ii) our historic Medicare denial rate; and (iii) published national APC rates for 2006.

We expect the actual impact of the reduction on our Medicare net revenue during 2007 will be comparable to the estimate above although payor mix and scan mix during 2007 could vary from our actual experience in 2006, which would impact the effect of the reimbursement reduction.

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

To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on Medicare reimbursement rates, any reduction in Medicare rates could result in a corresponding reduction in reimbursement from our commercial payors. Similarly, any change in significant commercial payor’s reimbursement rates may result in a corresponding change in reimbursement rates with other commercial payors. Future Medicare reimbursement reductions may further reduce the payments we receive for our services. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us for services we provide.

Medicaid.   The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. Both the federal government and many states are currently considering significantly reducing Medicaid funding. In most states in which we operate, Medicaid reimbursement for diagnostic imaging services is lower than the reimbursement rates paid by other payors (including the Medicare program), and some states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. Medicaid represented 5.7% of our gross revenue for the year ended December 31, 2006.

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

Compliance Program.   We have a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. Our program also monitors compliance with our Corporate Compliance Plan, which details our standards for: (i) business ethics; (ii) compliance with applicable federal, state and local laws; (iii) business conduct; and (iv) quality of service. An important part of our compliance program consists of conducting periodic audits of various aspects of our operations and billing practices. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program. Our compliance program has been structured in light of the guidance provided by the OIG.

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

We derive a majority of our revenue from direct billings to patients and third-party payors such as Medicare, Medicaid and private health insurance companies. As a result, any significant decreases in the rates or adverse changes in methods of reimbursement for the services we provide would have a significant adverse impact on our net revenue and financial results. CMS periodically updates the reimbursement rates in the Medicare physician fee schedule (including diagnostic imaging services we provide). Medicare reimbursement totaled $47.9 million of net revenue for the year ended December 31, 2006.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (the “DRA”). The DRA codified a payment reduction begun by CMS on January 1, 2006, whereby CMS reduced payment by 25% for certain second and subsequent imaging services performed on contiguous body parts in a single session. The DRA also provided for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries. The DRA provided that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, is the lesser of the Medicare Part B PFS or Medicare’s outpatient prospective payment system schedule (“OPPS”) for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was designed to reimburse hospitals for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group (“APC”) to which the service is assigned rather than on a hospital’s costs. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

The final PFS was published on November 1, 2006 with changes that became effective on January 1, 2007. As stated above, beginning January 1, 2006, CMS reduced payment by 25% for certain second and subsequent imaging services performed on contiguous body parts in a single session and under the PFS, CMS continued the reduction at 25% for calendar 2007. CMS makes a full payment for the highest priced procedure and reduces payment for each additional procedure by 25% when more than one procedure from the same imaging family is performed during the same session on the same day.

In accordance with the DRA requirements, effective January 1, 2007, CMS will cap the PFS payment amount for the technical component (prior to applying the geographic adjustment) by the OPPS payment amount (prior to applying the geographic adjustment). If as a result of the OPPS cap, an imaging service is paid at the lower OPPS rate (not the PFS payment amount), the OPPS national rate with the physician geographic adjustment is the final payment amount for calendar year 2007. Because IDTFs are paid under the PFS, the OPPS national rate is adjusted by the applicable PFS geographic adjustment factor, not the wage index applicable to hospital outpatient departments. The geographic adjustment factor applied to the OPPS national rate varies across the country according the payment locality in which the IDTF is located. On the other hand, hospital outpatient departments will receive a payment equal to the OPPS national rate adjusted by the applicable wage index under OPPS. The wage index and the geographic adjusters under the PFS are not the same. Accordingly, IDTFs may be paid less than hospital outpatient departments in the same locality for a procedure capped at the OPPS rate because of the different adjustment factors applicable to IDTFs and hospital outpatient departments. For imaging services subject to both the multiple imaging reductions and the OPPS cap, CMS will first apply the multiple imaging payment reduction and then apply the OPPS cap to the reduced amount. The geographic adjustment is then applied to the payment amount.

CMS and its fiscal intermediaries have developed and published a separate fee schedule within the PFS for outpatient imaging services. The new schedule is entitled 2007 OPPS Payment Cap Amounts for the Technical Component and Global Portion of Imaging Services. The schedule calculates the lesser-of-formula provided by the statute and applies the geographic modifier for the IDTF location.

We believe that the DRA reimbursement reductions will have a material adverse impact on our results of operations, cash flows and overall financial condition. If these reimbursement reductions had been in full effect during the year ended December 31, 2006, we estimate that the impact on our financial results would have been an $11.0 million reduction in net revenue. This estimate is based on the following assumptions: (i) 2006 scan volumes and modality mix; (ii) our historic Medicare denial rate; and (iii) published national APC rates for 2006.

We expect the actual impact of the reduction on our Medicare net revenue during 2007 will be comparable to the estimate above although payor mix and scan mix during 2007 could vary from our actual experience in 2006, which would impact the effect of the reimbursement reduction.

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

To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on Medicare reimbursement rates, any reduction in Medicare rates could result in a corresponding reduction in reimbursement from our commercial payors. Similarly, any change in significant commercial payor’s reimbursement rates may result in a corresponding change in reimbursement rates with other commercial payors. Future Medicare reimbursement reductions may further reduce the payments we receive for our services. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us for services we provide.

Our centers depend on physician referrals and contractual arrangements with insurance carriers for their business.

Our centers are principally dependent on our ability to attract referrals from physicians and other healthcare providers representing a variety of specialties. In order to attract patients with commercial insurance coverage from these referral sources, we must maintain a contractual relationship with their insurance carrier or managed care organization. We currently have over 490 different contracts with commercial payors for diagnostic imaging services provided at our centers, primarily on a discounted fee-for-service basis. Consistent with industry standards, a substantial number of our payor contracts permit payors to unilaterally change their fee schedules that are used to determine the amounts we are reimbursed. A significant decline in referrals through the loss of contracts with commercial payors, or otherwise, would have a material adverse effect on our business, financial condition and results of operations. In addition, if our referral sources purchase their own diagnostic imaging equipment and compete against us, our referrals may be temporarily or permanently reduced.

Our net revenues are significantly impacted by estimates of contractual allowances and the collectibility of claims.

We bill the majority of our payors a gross amount for the diagnostic imaging services we provide. These gross charges are reduced by contractual adjustments, since we are reimbursed at an agreed upon rate that is significantly lower than the gross rate we charge. Our gross charges are also reduced by doubtful accounts, or uncollectible amounts. Due to the extended period of time over which our claims are adjudicated, management must estimate the allowance for contractual adjustments and doubtful accounts. These estimates are significant in amount and are complicated by our payor mix and the extended period of time between our provision of services and when we are actually reimbursed by the payor. These estimates are further impacted by increasing deductibles, co-pays and other patient pay amounts, which are more difficult to collect, and secondary insurance. If we are forced to revise our estimates for contractual adjustments or doubtful accounts, or our existing reserves are not adequate, our results of operations and financial condition will be adversely affected.

We compete with other diagnostic imaging companies, referral physicians and hospitals and this competition could adversely affect our revenue and our business.

The overall diagnostic imaging services market is highly competitive, with services provided in a variety of settings and by several different types of providers. We compete principally on the basis of our reputation for delivering high quality images and radiologist reports in a timely manner, the comfort and care we provide to patients in our centers and price. We compete with other fixed-site, outpatient diagnostic imaging providers, non-radiologist physician practices, radiologists that own their own equipment, hospitals that own their own equipment and others, including leasing companies that own and operate diagnostic imaging equipment. Other major outpatient diagnostic imaging service providers include Healthsouth Corporation, Radnet, Inc., InSight Health Services Corp. and Alliance Imaging, Inc. Our competition also includes local hospitals, medical clinics and physician groups that provide diagnostic imaging services by leasing mobile diagnostic imaging equipment on a full or part-time basis.

Some of our competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and the ability to acquire newer, more advanced equipment. Finally, we face competition from providers of competing technologies that we do not offer, such as PET and PET/CT scans, and may face competition from providers of new technologies in the future. If we are unable to successfully compete, our customer base would decline and our business, financial condition and results of operations would be harmed.

Certain hospitals, particularly larger hospitals, may directly acquire and operate on-site diagnostic imaging equipment as part of their overall inpatient service offerings. There have been periods in the recent past when there has been significant excess capacity in the diagnostic imaging business in the United States, which can negatively affect utilization and reimbursement.

In addition, there is a growing trend of non-radiologist physician practices establishing their own diagnostic imaging centers within their group practices, pursuant to exceptions to physician self-referral legislation, which is an increasing source of competition.

The growth of utilization management and radiology benefit management companies could negatively impact the volume and mix of diagnostic imaging procedures we perform.

Diagnostic imaging procedures and, more particularly, spending for these diagnostic imaging procedures, is one of the fastest growing categories of healthcare expenditures in the U.S. In response to this trend, a number of insurance companies, managed care organizations, workers compensation carriers and other commercial payors have engaged third-party utilization management intermediaries in an effort to control spending growth. Utilization management companies help payors limit spending through provider credentialing, network management, procedure pre-authorization protocols and, in a limited number of cases, accreditation and quality standards. Further penetration of these practices among payors in our markets could have an adverse effect on our procedure volumes, net revenues, results of operations and financial condition.

We rely on board-certified radiologists to interpret the results of our diagnostic procedures and prepare reports to our referral physicians.

A substantial majority of the radiologists who provide interpretive services to our centers are independent contractors, either individually or as members of group radiology practices. The continued growth in the total number of diagnostic imaging procedures, nationally, has increased the demand for qualified radiologists, who are already in short supply, among hospitals, FICs and other clinical venues. In addition, federal regulations for Independent Diagnostic Testing Facilities require that radiologists supervise the performance of certain procedures performed on patients with governmental benefits, including those procedures requiring the administration of contrast mediums. Given current supply constraints, both the increase in demand for such radiologists and the requirement to have radiologists supervise certain procedures in order to qualify for government reimbursement, or any material disruption in our relationships with our current contracted radiologists, could adversely affect our ability to recruit and retain an adequate number of radiologists at reasonable rates, or at all.

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

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of de novo centers, or new operations, and the acquisition of additional businesses and new imaging equipment. As the technology used in diagnostic imaging continues to advance, and as we continue to open or acquire new centers, our capital expenditures will remain substantial. We incur capital expenditures to, among other things:

•       upgrade existing equipment to increase volume, quality and/or useful lives;

•       purchase new equipment and incur leasehold improvements for de novo centers;

•       acquire the assets of centers owned by others;

•       replace underperforming equipment; and

•       upgrade information technology systems.

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

We depend heavily upon our management team. We entered into an employment agreement with C. Christian Winkle pursuant to which Mr. Winkle was retained as Chief Executive Officer of each of MQ Associates and MedQuest as of October 24, 2005. We also entered into an employment agreement with Todd E. Andrews pursuant to which Mr. Andrews was retained as Chief Financial Officer of each of MQ Associates and MedQuest as of April 7, 2006. If we lose the services of our executive officers or are unable to attract and retain qualified executive officers to fill these roles, our business, financial condition and results of operations could be materially adversely affected.

We have experienced an increased demand for center managers and marketing personnel with experience in our industry, skilled technologists to operate our diagnostic equipment and qualified radiologists to serve our patients. We compete with other healthcare providers in recruiting and retaining qualified management, marketing personnel, technologists and radiologists responsible for the daily operations of each of our centers. In some of our markets, the availability of skilled and appropriately trained technologists who can operate diagnostic imaging equipment has become a significant operating issue to diagnostic imaging providers. It is impossible to predict the availability of qualified center managers, marketing personnel and technologists or the compensation levels that will be required to hire them. It is equally difficult to predict the availability of qualified radiologists who are essential to reading images and writing the related reports for our referring physicians’ use. We may not be able to retain a sufficient number of technologists and radiologists, and we may be required to pay bonuses and higher compensation, or to hire more expensive temporary personnel, which would increase our expenses. The loss of the services of any members of our senior management or our inability to hire qualified senior management, field managers, marketing personnel, skilled technologists or qualified radiologists at economically reasonable compensation levels would adversely affect our ability to operate and maintain our business.

We are controlled by J.P. Morgan Partners, LLC, which has the ability to exert significant influence over matters requiring board of directors or stockholder approval.

Affiliates of J.P. Morgan Partners, LLC beneficially own approximately 71.6% of the common stock of MQ Associates, Inc. (on a fully diluted basis). We are controlled by MQ Investment Holdings, LLC and MQ Investment Holdings II, LLC, each of which is an affiliate of J.P. Morgan Partners, LLC. Pursuant to a stockholders agreement among us, MQ Investment Holdings, LLC, MQ Investment Holdings II, LLC and our other stockholders, J.P. Morgan Partners, LLC and its affiliates control us and have the power to elect all of our directors, appoint new management and approve any action requiring the approval of the holders of shares of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, consolidations or sales of all or substantially all of our assets. This concentration of ownership may also delay or prevent a change of control of our company or reduce the price investors might be willing to pay for our notes. The interests of J.P. Morgan Partners, LLC may conflict with the interests of our other stakeholders.

Any adverse outcome from the ongoing SEC inquiry could have a material adverse effect on us.

The staff of the SEC has commenced a formal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file our 2004 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005. The restatement was effected through the filing of our 2004 Annual Report on Form 10-K in September 2005.

While we are continuing to cooperate with the SEC, we cannot predict the outcome of the inquiry. Such inquiry could have a material adverse effect on our business, financial condition and results of operations.

Because a high percentage of our operating costs are fixed, a relatively small decrease in revenue could have a significant adverse impact on our financial results.

A high percentage of our expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenues. Such expenses include, but are not limited to, debt service and capital lease payments, rent and operating lease payments, salaries, maintenance, and insurance costs. As a result, a relatively small reduction in revenue we receive for our services or procedure volume could have a disproportionately adverse effect on our financial results.

We may be unable to effectively maintain our equipment or generate revenue when our equipment is not working.

Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging equipment. Repair of a piece of diagnostic imaging equipment can take a week or more and results in a loss of revenue. Our warranties, maintenance contracts and business interruption insurance may not fully compensate us for loss of revenue when our equipment is out-of-service. The principal components of our operating costs include depreciation, salaries paid to technologists, annual equipment maintenance costs and insurance costs. Because such a large portion of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenue and margins. Repairs of our equipment are performed for us by the equipment manufacturers or by parties with whom we contract for service. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated equipment malfunctions or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our revenue could decline and our ability to provide services would be harmed.

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

We may also be subject to malpractice claims for the work of our radiologists, although most are independent contractors. To protect against the impact of possible professional liability, we maintain professional liability insurance. However, if we are unable to maintain insurance in the future at an acceptable cost, or at all, or if our insurance does not fully cover us and a successful claim is made against us, we could be exposed to liability. While we require our non-employee radiologists to have malpractice insurance policies, we may be subject to malpractice claims related to the work of our non-employee radiologists. Any claim made against us not fully covered by our insurance policies could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, which could negatively impact our business and financial results.

We may not be able to achieve the expected benefits from any past or future acquisitions, which would adversely affect our financial condition and results.

We have historically relied on acquisitions as one method of expanding our business. As of December 31, 2006, we had completed 44 acquisitions of diagnostic imaging centers. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The integration of centers that have previously operated separately involves a number of risks, including:

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

We may not be able to maintain the levels of operating efficiency acquired centers will have achieved or might achieve separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate redundant or excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other benefits related to economies of scale that we hoped to achieve after these acquisitions, which would harm our financial condition and results of operations.

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

Some of our imaging services involve the handling of hazardous materials and waste, including the use and disposal of short-lived radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for violations of environmental, health and safety laws.

We are subject to federal, state and local regulations governing storage, use and disposal of hazardous materials and medical radioactive and other waste products. Our diagnostic centers generate small amounts of medical waste or other hazardous materials, and some of our imaging services involve the use of short-lived radioactive materials. Although we believe that our procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and adequately provide for the safety of our patients, employees and the environment, we cannot completely eliminate the risk of accidental releases, contamination or injury associated with such materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental, health and safety laws and regulations.

Risks related to our high degree of indebtedness

Our substantial level of indebtedness and limitations on our ability to incur additional debt could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our debt instruments.

We are highly leveraged. Our total indebtedness at December 31, 2006 was $341.9 million. The following chart shows our level of indebtedness at December 31, 2006 (in millions of dollars).

December 31, 2006
12 1/4% senior discount notes (including accretion)	$112.1
11 7/8% senior subordinated notes (net of discount)	177.3
Senior revolving credit facility	—
Tranche B term facility	51.0
Other	1.5
Total debt	$341.9

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

•       We may be vulnerable to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth; and

•       We may not have the resources or be able to repay our indebtedness when due and our creditors could take numerous actions against us, including foreclosure proceedings against our assets and forcing us into bankruptcy or liquidation.

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:

•       changes in reimbursement rates;

•       fluctuations in interest rates;

•       increased operating costs;

•       trends in diagnostic imaging; and

•       regulatory developments.

We cannot make any assurance that we will maintain a level of cash flows from operating activities or that future borrowings will be available under our senior credit facility in amounts sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to fund our other liquidity needs. Our required annual debt service in 2006 was $34.8 million and is expected to be approximately $27.9 million in 2007. See “Forward-Looking Statements.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior credit facility and the indentures governing our 12¼% Notes and 11 7/8% Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Restrictive covenants in the indentures governing our notes and our senior credit facility may adversely affect our ability to operate our business, and if we breach the covenants in our senior credit facility, the lenders may foreclose on their collateral.

The indentures governing our 12 1/4% Notes and 11 7/8% Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

In addition, our senior credit facility contains restrictive covenants and requires MedQuest and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that we will continue to meet those tests. A breach of any of these covenants could result in a default under our senior credit facility or the indentures governing our 12 1/4% Notes and 11 7/8% Notes and the acceleration of all borrowings thereunder, together with accrued and unpaid interest and fees. In addition, upon the occurrence and continuation of an event of default under our senior credit facility, the lenders could elect to terminate all commitments to extend further credit and proceed against the collateral granted to them to secure indebtedness under the senior credit facility. We have pledged a significant portion of our assets as collateral under the senior credit facility. If the lenders under our senior credit facility accelerate the repayment of borrowings, there is no assurance that we will have sufficient assets to repay the senior credit facility and our other indebtedness, including our notes.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment, which make up a significant portion of our tangible assets, had a net book value as of December 31, 2006, of approximately $77.4 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. Our intangible assets had a net book value as of December 31, 2006 of approximately $50.7 million. These assets primarily consist of the excess of the purchase price over the fair market value of the net assets of acquired companies and certificates of need. The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our senior credit facility, are at variable rates of interest and expose us to interest rate risk. At December 31, 2006, approximately $51.0 million of our total outstanding indebtedness of $341.9 million, or approximately 14.9%, was subject to variable rates of interest. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flow available for operations would be adversely affected.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our notes do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2006, we had borrowing availability under our senior credit facility, net of $0.5 million of outstanding letters of credit, of approximately $79.5 million provided we continue to meet the conditions of our covenants given the effect to any new debt. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

Providers in the healthcare industry have been the subject of federal and state investigations, and if we become the subject of an investigation, our business, financial position and results of operations could be adversely affected.

Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. The Federal False Claims Act provides, in part, that an action can be brought against any person or entity who has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages sustained by the federal government. In addition, some states have adopted similar state whistleblower and false claims provisions If we become the subject of an investigation in the future by any federal or state government agency regarding our billing practices or any other aspect of our business, it could have a material adverse effect on our business, financial position and results of operations.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2006 approximately 35.5% of our total gross revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid). A change in the applicable license or enrollment status of one of our facilities could adversely affect our other facilities, and in turn, us as a whole. We intend to conduct our operations in compliance with applicable federal, state, and local laws and we monitor developments in healthcare law so that we can modify our operations from time to time as the business and regulatory environment changes.

Our inability to obtain certificates of need, as well as the application of state certificate of need regulations could harm our business and financial results.

Some states require a CON or similar regulatory approval prior to the acquisition of high-cost capital items including diagnostic imaging equipment or provision of diagnostic imaging services. Six of the 13 states in which we operate require a CON (with certain threshold exceptions) and more states may adopt similar licensure frameworks in the future. Accordingly, in states where CONs are required without any threshold exceptions, we must obtain a new CON before we can acquire MRI or CT diagnostic imaging equipment or expand the services that we provide at an existing center by adding additional diagnostic imaging equipment. In some cases, a limited number of these CONs are available in a given state. For the year ended December 31, 2006, approximately 70.4% of our gross revenue was generated in states in which a CON is required. If we are unable to obtain the applicable CON or additional certificates or approvals necessary to expand our operations, these regulations may limit or preclude our operations in the relevant jurisdictions.

From time to time, challenges have been made, and may continue to arise, with respect to the application of a state’s CON laws to our facilities. If we are unable to succeed against challenges to our CONs or exemptions therefrom, we may be limited or precluded from continuing our operations at affected locations.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

As of December 31, 2006, we leased approximately 32,000 square feet of space in Alpharetta, Georgia for our executive and principal administrative offices. As of December 31, 2006, we operated 90 centers in 13 states as described in the following table:

State	Total number of centers	Number of de novo centers	Number of acquired centers	Percentage of gross revenues for the year ended December 31, 2006
Georgia*	23	16	7	18.0%
North Carolina*	14	7	7	26.1%
South Carolina*	14	9	5	13.9%
Arizona	11	5	6	16.0%
Florida	5	5	—	3.6%
Tennessee*	5	1	4	4.8%
Missouri*	4	2	2	2.5%
Virginia*	4	—	4	5.1%
Texas	4	3	1	3.0%
Alabama	3	2	1	2.8%
Wisconsin	1	—	1	0.3%
New Mexico	1	—	1	2.8%
Illinois	1	—	1	1.1%
	90	50	40	100.0%

*                    Indicates state where certificates of need are required. The State of Missouri has broad exemptions from CON regulations and we do not have any centers in Missouri with a CON.

As of December 31, 2006, we owned one and leased 89 of the properties upon which our 90 centers were located. We lease certain of our properties from related parties (See Item 13).

Item 3.                        Legal proceedings

We are engaged from time to time in the defense of lawsuits and administrative proceedings arising in the ordinary course and conduct of our business and have insurance policies covering potential insurable losses where this coverage is cost-effective.

The staff of the SEC has commenced a formal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file our 2004 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 (which, in each case, were subsequently filed). While we are continuing to cooperate with the SEC, the Company cannot predict the outcome of the inquiry. Such inquiry could have a material adverse effect on the Company’s business, financial condition and results of operations.

On February 24, 2007, after a failed mediation on an unrelated matter between Phoenix Diagnostic Imaging, Inc. (“PDI”), our Arizona subsidiary, and Analytic Medical Imaging, Ltd. d/b/a/ Arizona Medical Imaging (“AMI”), our exclusive radiology provider in our greater Phoenix, Arizona market, AMI terminated our 30 year Radiology Interpretive Services and Medical Director Agreement (“ISA”), with only 5 days’ notice.  On February, 28, 2007, PDI filed a lawsuit against AMI for breach of the ISA based on AMI’s wrongful termination, insufficient notice of termination and bad faith, as well as for tortious interference with its business relations, along with a motion for temporary restraining order (“TRO”) in the Superior Court, Maricopa County, Arizona.  The TRO sought to prohibit AMI from abandoning its staffing of PDI’s centers on such inappropriate and insufficient notice.  On February 28, 2007, the Superior Court granted PDI’s motion for a TRO and set a preliminary injunction hearing for March 19, 2007.

On March 1, 2007, AMI filed an appeal of the Superior Court’s TRO with the Arizona Court of Appeals.  That appellate action was converted by the Court of Appeals into a Petition for Special Action.  On March 2, 2007, AMI filed a motion to stay the TRO in the Superior Court, which motion was denied the same day after oral argument. On March 5, AMI filed a motion to stay the TRO with the Arizona Court of Appeals.  The Court of Appeals denied AMI’s motion to stay and summarily dismissed AMI’s petition for special action on March 8, 2007.

At the conclusion of the preliminary injunction hearing on March 19, 2007, the Superior Court extended the TRO through March 26, 2007 and ordered the parties to engage in emergency arbitration to determine whether further injunctive relief was appropriate.  The Superior Court also referred the underlying lawsuit to binding AAA arbitration. On March 26, 2007, the parties engaged in an emergency arbitration proceeding.  While that proceeding has not yet been completed, the arbitrator did further extend the injunctive relief requiring AMI to staff the PDI centers through April 2, 2007 and PDI may be able to obtain additional staffing through an additional extension of the injunction.

Although AMI has asserted a number of rationales and justifications, which we believe are unjustified and unsupportable, for its termination of the ISA, PDI intends to vigorously pursue its lawsuit against AMI and believes that its suit has merit.  We are not able to predict the ultimate outcome of this lawsuit, or the impact the transition to alternate radiology coverage in our greater Phoenix, Arizona market or management’s diverted attention to this matter may have on our operations in the short term.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Class A Common Stock and common stock of MQ Associates. There were six owners of record for each of the Class A Common Stock and common stock of MQ Associates at December 31, 2006. MQ Associates does not anticipate paying any dividends in the foreseeable future. The indenture related to the 12 1/4% Notes limits the ability of MQ Associates to pay dividends to its stockholders. In addition, the senior credit facility and indenture related to the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due August 2012 (“11 7/8% Notes”) issued by MedQuest limit the ability of MedQuest to pay dividends or make other restricted payments to MQ Associates.

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

Each share of Series A Preferred Stock is convertible, at the holder’s option, immediately prior to the consummation of either a qualified public offering or a liquidation or sale, into that number of fully paid and non-assessable shares of Class A Common Stock equal to the quotient obtained by dividing (x) the aggregate original cost of such shares of the Series A Preferred Stock to be converted by (y) the applicable conversion price for the Series A Preferred Stock. The conversion price per share at which shares of Class A Common Stock shall be issuable upon conversion of Series A Preferred Stock was initially equal to (1) the qualified initial public offering price, in the case of conversion immediately prior to such event, or (2) the original cost, in the case of conversion immediately prior to a liquidation or sale. The warrant is exercisable in whole or part at any time prior to September 7, 2015 into common stock upon payment of the aggregate exercise price. The exercise price for each share of common stock underlying the warrant is $.01 per share, subject to adjustment.

Item 6.                        Selected Financial Data

The following table sets forth our selected historical consolidated financial data and other data. The selected consolidated historical financial data set forth below should be read in conjunction with and is qualified in its entirety by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and the related notes located elsewhere in this report. The selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 have been derived from financial statements audited by PricewaterhouseCoopers LLP. The selected consolidated financial data for 2001 and 2000 have been restated as reflected and described in our 2004 Annual Report on Form 10-K (the “2004 Annual Report”).

Fiscal year ended December 31,(1)
2006	2005	2004	2003	2002	2001	2000
(in millions)
Statement of operations data:
Net revenues from services	$273.5	$293.0	$274.6	$238.6	$200.3	$132.8	$78.8
Costs and expenses:
Cost of services	124.1	136.1	124.5	106.7	90.5	60.7	35.9
Marketing, general and administrative expenses	96.0	104.9	101.5	81.5	65.4	50.2	22.2
(Gain) loss on disposal of assets	(0.1)	1.6	1.6	0.2	0.2	—	—
Depreciation and amortization(2)	34.1	35.9	31.5	27.5	23.4	17.6	10.9
Income from operations	19.4	14.5	15.5	22.7	20.8	4.3	9.8
Interest expense, net	40.0	41.0	30.4	24.3	26.6	8.3	4.8
Equity in earnings of unconsolidated joint ventures	(0.2)	(0.3)	(0.3)	—	—	—	—
Loss before income taxes and minority interest in net income of consolidated subsidiary	(20.4)	(26.2)	(14.6)	(1.6)	(5.8)	(4.0)	5.0
Provision (benefit) for income taxes	2.7	3.0	2.1	1.2	(2.1)	2.1	3.9
Minority interest in net income of consolidated subsidiary	—	—	—	—	—	0.1	0.1
Net (loss) income	$(23.1)	$(29.2)	$(16.7)	$(2.8)	$(3.7)	$(6.2)	$1.0
Other financial data:
Net cash and cash equivalents provided by operating activities	$25.1	$34.5	$33.3	$31.4	$17.4	$19.9	$12.5
Net cash and cash equivalents used in investing activities	(23.4)	(19.6)	(53.3)	(36.2)	(52.1)	(59.4)	(15.5)
Net cash and cash equivalents provided (used) by financing activities	(8.7)	(4.3)	14.3	8.4	32.5	42.6	3.0
Capital expenditures	28.3	17.4	49.4	30.1	40.9	33.9	16.1
Ratio of earnings to fixed charges(3)	0.5	x	0.4	x	1.5	x	0.9	x	0.8	x	0.6	x	1.9	x
Dividends paid	$—	$—	$80.2	$—	$—	$—	$—
Balance sheet data (at period end):
Cash and cash equivalents	$4.6	$11.6	$1.0	$6.7	$3.2	$5.4	$2.3
Working capital	(1.2)	(6.3)	3.8	18.3	18.9	(11.8)	10.3
Property and equipment(4)	77.4	86.2	106.2	90.2	82.3	66.9	43.9
Total assets	175.4	197.5	220.5	204.4	183.6	132.3	70.7
Total debt	341.9	337.7	352.0	249.2	236.6	117.0	58.1
Redeemable preferred stock	70.0	70.0	50.0	50.0	50.0	105.3	79.3
Accumulated deficit(5)	(281.4)	(258.4)	(229.2)	(194.4)	(191.6)	(121.1)	(80.1)
Total stockholders’ deficit	(281.3)	(258.3)	(229.1)	(132.2)	(129.4)	(111.7)	(80.1)

	Fiscal year ended December 31,
	2006	2005	2004	2003	2002	2001	2000
Operating data:
Number of centers:
Balance, beginning of period	92	94	83	76	65	42	33
Additional, de novo	3	3	11	6	4	10	5
Additional, acquired	—	1	5	1	7	13	4
Closures and sales	(5)	(6)	(5)	—	—	—	—
Balance, end of period	90	92	94	83	76	65	42

(1)          We previously restated our consolidated financial statements for the years ended December 31, 2003, 2002, 2001 and 2000. For additional information regarding the restatement, refer to Note 2, “Prior Period Restatement” in the consolidated financial statements included in our 2004 Annual Report.

(2)          In adopting SFAS 142, effective January 1, 2002, we no longer amortize goodwill and CONs. There was no impairment to goodwill and CONs as a result of the impairment test performed. Amortization expense for goodwill and CONs for the years ended December 31, 2001 and 2000 was $0.9 million and $0.6 million, respectively.

(3)          Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of (i) interest, (ii) amortization of debt issuance costs and discount on the 11 7/8% Notes and (iii) an allocation of one-third of the rental expense from operating leases, which management considers as a reasonable approximation of the interest factor of operating lease payments.

(4)          Adjustments to property and equipment in connection with the 2004 restatement were as follows:

	Fiscal year ended December 31,
	2003	2002	2001	2000
Property and equipment as previously reported	$82.1	$83.7	$65.2	$43.0
Reclassification to construction-in-process from other long-term assets	6.0	—	—	—
Reclassification of leases as either capital or operating	1.2	(4.1)	1.7	—
Equipment received and not recorded, net	1.7	1.2	(0.7)	1.2
Reduction (increase) in depreciation expense	0.7	0.3	(0.1)	0.3
Write off of items disposed or improperly recorded	(0.2)	(0.4)	—	(0.7)
Cumulative effect of prior adjustments	(1.3)	1.7	0.8	—
Property and equipment as restated	$90.2	$82.4	$66.9	$43.8

During the 2004 restatement, we determined that we had overstated property and equipment by inappropriately capitalizing certain long-lived assets and that we had not removed all assets from our records that were sold or otherwise retired. In 2005, we performed a physical inventory of technical equipment and removed all items from the fixed asset systems that could not be located. For facilities that had moved or closed, we removed all assets from the fixed asset system as of the facility’s closure date. Currently, we remove all assets from our fixed asset system as they are sold or otherwise retired including those related to sold or closed centers.

(5)          Adjustments to accumulated deficit in connection with the 2004 restatement were as follows:

	Fiscal year ended December 31,
	2003	2002	2001	2000
Accumulated deficit as previously reported	$(175.3)	$(180.4)	$(114.8)	$(75.9)
Understatement of allowances for contractual adjustments and doubtful accounts(a)	(8.6)	(6.7)	(4.7)	(2.4)
Property and equipment(b)	(0.2)	(0.2)	0.1	(0.4)
Accounts payable and accrued liabilities(c)	(1.1)	(0.7)	0.6	(0.8)
Accounting for leases(d)	(0.4)	(0.1)	—	(0.1)
Income tax effect of restatement adjustments(e)	2.4	2.8	1.9	(0.5)
Cumulative effect of prior adjustments	(11.2)	(6.3)	(4.2)	—
Accumulated deficit as restated	$(194.4)	$(191.6)	$(121.1)	$(80.1)

(a)           The restatement adjustments for the understatement of allowances for contractual adjustments and doubtful accounts decreased net revenues from services by $4.3 million, $3.1 million, $9.6 million and $7.1 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. In addition, bad debt expense increased $4.6 million and $3.6 million for the years ended December 31, 2003 and 2002, respectively, and decreased $4.9 million and $4.7 million for the years ended December 31, 2001 and 2000, respectively.

Prior to the restatement, we primarily relied upon a cash trend analysis to determine the allowance for contractual adjustments and doubtful accounts utilizing data consisting of gross charges, claim adjudication, bad debts, cash receipts and refunds. The analysis contained certain errors in that we failed to consider certain available information and to utilize other methods to estimate the allowance for contractual adjustments and doubtful accounts.

We now estimate the allowance for contractual adjustments and doubtful accounts using analyses that include evaluations by payor class, short-term and long-term collection trends and matching of patient charges with subsequent collections and adjudication. We also review the contractual adjustment rate reflected in the statement of operations in conjunction with the balance sheet reserve rate. This analytic process is validated by an account liquidation analysis that quantifies the actual amount collected against accounts outstanding as of a specific date. Based upon these analyses, management estimates the anticipated collection rate for gross charges outstanding as of the balance sheet date and recognizes the required change in the allowance for contractual adjustments and doubtful accounts as a charge to gross patient revenue for the period.

(b)          The restatement adjustments related to property and equipment increased the loss on disposal of assets by $0.2 million, $0.3 million, $0.1 million and $0.7 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. In addition, depreciation and amortization expense decreased $0.3 million, $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. Further, other expenses were increased $0.3 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively.

(c)           The restatement adjustments for accounts payable and accrued expenses increased rent expense by $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Also, employee health costs increased $0.4 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively. In addition, executive compensation increased (decreased) by $0.2 million, $0.0, $(0.4) million, and $0.6 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. Further, various other expenses increased (decreased) by $0.3 million,

$0.4 million, $(0.3) million, and $0.2 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively.

During the restatement, we determined that we had inadequately provided for various accrued liabilities and did not accrue for certain accounts payable invoices that were unrecorded as of the respective balance sheet dates. Currently, we accrue for specific expenses that are known but have not been invoiced. In addition, analytical procedures are performed based on historical trends to ensure that all accrued liabilities are adequately provided for. In addition, an accrual is made for accounts payable invoices received but not yet recorded.

(d)          The restatement adjustments related to accounting for leases increased (decreased) rent expense by $1.0 million, $0.6 million, $0.0 million and $(0.1) million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. In addition, depreciation and amortization expense decreased $0.5 million and 0.4 million for the years ended December 31, 2003 and 2002, respectively. Further, interest expense decreased $0.1 million for each of the years ended December 31, 2003 and 2002.

(e)           The restatements of pre-tax income required appropriate adjustments to the income tax provisions and the calculation of deferred income taxes based on statutory tax provisions for the years ended December 31, 2003, 2002, 2001 and 2000.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes, which appear elsewhere in this report. This section contains certain “forwardlooking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The actual results we achieve could differ materially from results anticipated in these forward-looking statements as a result of factors set forth under “Forward-Looking Statements” and “Risk Factors” elsewhere in this report.

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers. As of December 31, 2006, we operated a network of 90 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the year ended December 31, 2006, 66.8% of our gross revenue was derived from MRI services and 19.0% of our gross revenue was derived from CT services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography services.

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual and other adjustments, which represent the difference between the standard fee we charge for a procedure and what we will ultimately collect from third party payors. For the year ended December 31, 2006, approximately 55.8% of our gross patient revenues came from managed care and commercial payors, 35.5% from government payors and 8.7% from other sources, including gross revenue from patients who were not insured. We have over 490 different contracts with commercial payors, and no single commercial payor accounted for more than 10.0% of our gross revenue for the year ended December 31, 2006. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their members, who are our patients.

We estimate the allowance for contractual adjustments and doubtful accounts using analyses that include evaluations by payor class, short-term and long-term collection trends and matching of patient charges with subsequent collections and claims adjudication. We also review the contractual adjustment rate reflected in the statement of operations in conjunction with the balance sheet reserve rate. This analytic process is validated by an account liquidation analysis that quantifies the actual amount collected against accounts outstanding as of a specific date. Based upon these analyses, management estimates the anticipated collection rate for gross charges outstanding as of the balance sheet date and recognizes the required change in the allowance for contractual adjustments and doubtful accounts as a charge to gross patient revenue for the period.

We derive a majority of our revenue from direct billings to patients and third-party payors such as Medicare, Medicaid and private health insurance companies. As a result, any significant decreases in the rates or adverse changes in methods of reimbursement for the services we provide would have a significant adverse impact on our net revenue and financial results. CMS periodically updates the reimbursement rates in the PFS (including diagnostic imaging services we provide). Medicare reimbursement totaled $47.9 million of net revenue for the year ended December 31, 2006.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (the “DRA”). The DRA codified a payment reduction begun by CMS on January 1, 2006, whereby CMS reduced payment by 25% for certain second and subsequent imaging services performed on contiguous body parts in a single session. The DRA also provided for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries. The DRA provided that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, is the lesser of the Medicare Part B PFS or Medicare’s outpatient prospective payment system schedule (“OPPS”) for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was designed to reimburse hospitals for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group (“APC”) to which the service is assigned rather than on a hospital’s costs. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

The final PFS was published on November 1, 2006 with changes that became effective on January 1, 2007. As stated above, beginning January 1, 2006, CMS reduced payment by 25% for certain second and subsequent imaging services performed on contiguous body parts in a single session and under the PFS, CMS continued the reduction at 25% for calendar year 2007. CMS reimburses its full rate for the highest priced procedure and reduces payment for each additional procedure by 25% when more than one procedure from the same imaging family is performed during the same session on the same day.

In accordance with the DRA requirements, effective January 1, 2007, CMS capped the PFS payment amount for the technical component (prior to applying the geographic adjustment) by the OPPS payment amount (prior to applying the geographic adjustment). If as a result of the OPPS cap, an imaging service is paid at the lower OPPS rate (not the PFS payment amount), the OPPS national rate with the physician geographic adjustment is the final payment amount for calendar year 2007. Because IDTFs are paid under the PFS, the OPPS national rate is adjusted by the applicable PFS geographic adjustment factor, not the wage index applicable to hospital outpatient departments. The geographic adjustment factor applied to the OPPS national rate varies across the country according the payment locality in which the IDTF is located. On the other hand, hospital outpatient departments will receive a payment equal to the OPPS national rate adjusted by the applicable wage index under OPPS. The wage index and the geographic adjusters under the PFS are not the same. Accordingly, IDTFs may be paid less than hospital outpatient departments in the same locality for a procedure capped at the OPPS rate because of the different adjustment factors applicable to IDTFs and hospital outpatient departments. For imaging services subject to both the multiple imaging reductions and the OPPS cap, CMS will first apply the multiple imaging payment reduction and then apply the OPPS cap to the reduced amount. The geographic adjustment is then applied to the payment amount.

CMS and the carriers have developed and published a separate fee schedule within the PFS for outpatient imaging services. The new schedule is entitled 2007 OPPS Payment Cap Amounts for the Technical Component and Global Portion of Imaging Services. The schedule calculates the lesser of formula provided by the statute, as well as, applying the geographic modifier applicable to the IDTF location.

We believe that the DRA reimbursement reductions will have a material adverse impact on our results of operations, cash flows and overall financial condition. If these reimbursement reductions had been in full effect during the year ended December 31, 2006, we estimate that the impact on our financial results would have been an $11.0 million reduction in net revenue. This estimate is based on the following assumptions: (i) 2006 scan volumes and modality mix; (ii) our historic Medicare denial rate; and (iii) published national APC rates for 2006.

We expect the actual impact of the reduction on our Medicare net revenue during 2007 will be comparable to the estimate above, although payor mix and scan mix during 2007 could vary from our actual experience in 2006, which would impact the effect of the reimbursement reduction.

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

To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on Medicare reimbursement rates, any reduction in Medicare rates could result in a corresponding reduction in reimbursement from our commercial payors. Similarly, any change in significant commercial payor’s reimbursement rates may result in a corresponding change in reimbursement rates with other commercial payors. Future Medicare reimbursement reductions may further reduce the payments we receive for our services. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us for services we provide.

The principal components of our costs of services, which were previously identified as operating expenses, are compensation paid to radiologists and technologists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Costs of services, as a percentage of net revenue, decreased to 45.4% for the year ended December 31, 2006 from 46.5% for the year ended December 31, 2005. Costs of services, as a percentage of net revenue, increased to 46.5% for the year ended December 31, 2005 from 45.3% for the year ended December 31, 2004.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (i) operations overhead; (ii) corporate overhead; and (iii) bad debt expense. Operations overhead includes wages and benefits for center personnel (excluding radiologists and technologists) and transcriptionists, regional management, regional billing centers and local marketing and is relatively proportionate to growth in revenue. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth MG&A expenses by category for the years ended December 31, 2006, 2005 and 2004 (in thousands of dollars). MG&A expenses, as a percentage of net revenue, were 35.1% for the year ended December 31, 2006, as compared to 35.8% for the year ended December 31, 2005 and 37.0% for the year ended December 31, 2004.

	Year Ended December 31,
	2006	% Net Revenue	2005	% Net Revenue	2004	% Net Revenue
Operations overhead	$58,689	21.5%	$63,401	21.6%	$59,385	21.6%
Corporate overhead	22,978	8.4%	26,093	8.9%	24,972	9.1%
Bad debt expense	14,305	5.2%	15,397	5.3%	17,140	6.3%
Total	$95,972	35.1%	$104,891	35.8%	$101,497	37.0%

For the years ended December 31, 2006 and 2005, the corporate overhead component of MG&A of approximately $23.0 million and $26.1 million, respectively, included approximately $0.3 million and $7.5 million of costs for the audit committee review, restatement, consent fees, executive search fees and other related expenses, respectively. In addition, the corporate overhead component of MG&A for the year ended December 31, 2005, included $0.8 million of proceeds from the settlement of an insurance claim. For the year ended December 31, 2004, the corporate overhead component of MG&A of approximately $25.0 million included costs of approximately $1.3 million for certain one-time bonuses paid to non-executive management employees in connection with our August 2004 12 1/4% Note offering and approximately $2.8 million in legal costs related to the settlement of a class action lawsuit and a DOJ billing matter. After consideration of the charges discussed above, corporate overhead increased $3.3 million from 2005 to 2006 and decreased $1.4 million from 2004 to 2005. The increase in 2006 is primarily attributable to an increase in consulting fees for Sarbanes-Oxley compliance activity and legal expenses and the decrease in 2005 is primarily attributable to a decrease in legal expenses in 2005.

Under our patient receivable collections policy, we attempt to collect as much patient pay amounts as possible at the point of service. Any balances remaining due from patients after claims have been adjudicated are collected through a process that includes internal billing and collection efforts. Patient pay amounts are written off to bad debt when they are deemed uncollectible.

The concentration of gross revenue and gross patient receivables by payor class, as a percentage of total gross revenue and total gross patient receivables as of December 31, 2006, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	55.8%	52.3%	39.8
Medicare	20.8%	17.0%	34.6
Medicaid	5.7%	4.8%	37.2
Other third party payors, including patients	8.7%	14.0%	67.0
Other governmental and workers’ compensation payors	9.0%	11.9%	53.2
Total	100.0%	100.0%	42.2

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

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenues, for the periods indicated:

	Year ended December 31,						Percentage Change
							2006 vs.	2005 vs.
	2006		2005		2004		2005	2004
Net revenue from services	$273.5		$293.0		$274.6		(6.6)%	6.7%
Costs of services	124.1	45.4%	136.1	46.5%	124.5	45.3%	(8.8)%	9.3%
MG&A expenses	96.0	35.1%	104.9	35.8%	101.5	37.0%	(8.5)%	3.3%
(Gain) loss on disposal of assets	(0.1)	0.0%	1.6	0.5%	1.6	0.6%	N/M	6.2%
Depreciation and amortization	34.1	12.4%	35.9	12.3%	31.5	11.5%	(4.9)%	13.7%
Income from operations	19.4	7.1%	14.5	4.9%	15.5	5.6%	34.0%	(6.1)%
Interest expense, net	40.0	14.6%	41.0	14.0%	30.4	11.1%	(2.4)%	35.2%
Equity in earnings of unconsolidated joint ventures	(0.2)	(0.1)%	(0.3)	(0.1)%	(0.3)	(0.1)%	N/M	N/M
Provision for income taxes	2.7	1.0%	3.0	1.0%	2.1	0.8%	N/M	N/M
Net loss	$(23.1)	(8.4)%	$(29.2)	(10.0)%	$(16.7)	(6.1)%	N/M	N/M

Year ended December 31, 2006 compared to year ended December 31, 2005

Net revenue was $273.5 million for the year ended December 31, 2006, representing a decrease of $19.5 million, or 6.6%, from net revenue of $293.0 million for the year ended December 31, 2005. The decrease in net revenue was driven in large part by the discontinuance of certain wholesale contracts, fewer lower modality procedures, lower scan volumes generally and a net reduction in centers. We experienced a decrease in same center net revenue of $16.5 million, or 6.0%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at year end. Our new centers added $3.5 million, or 1.2%, of net revenue growth for the year ended December 31, 2006 compared to the year ended December 31, 2005. New centers are defined as centers opened since the beginning of the prior year. We closed two centers and sold three centers during the year ended December 31, 2006, which reduced net revenue by $5.8 million compared to the prior year. Managed centers and mobile operations accounted for a decrease in net revenue of $0.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

The $16.5 million decrease in net revenue from same centers for the year ended December 31, 2006, resulted from the discontinuance of certain wholesale contracts and lower modality procedures at certain centers, and lower scan volumes generally. Scan volume decreases at our same centers reduced net revenue by $28.3 million for the year ended December 31, 2006. This decrease was partially offset by the impact of pricing changes, which increased net revenue by $8.4 million, and changes in mix by modality, which increased net revenue by $3.4 million.

Costs of services were $124.1 million for the year ended December 31, 2006, representing a decrease of $12.0 million, or 8.8%, as compared to $136.1 million for the year ended December 31, 2005. The decrease in costs of services was primarily driven by lower scan volumes and the one-time reduction in rent and building costs of $1.3 million related to the settlement of a landlord claim. Furthermore, costs of services, as a percentage of net revenue, decreased to 45.4% for the year ended December 31, 2006, as compared to 46.5% for the year ended December 31, 2005. The decrease in costs of services, as a percentage of net revenue, was primarily the result of lower radiologist fees and lower expenses for operating supplies.

We account for closed center liabilities related to exit and disposal activities in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Accordingly, we recorded a charge of $0.3 million for the each of the years ended December 31, 2006 and 2005 for obligations associated with the closing of centers. These costs are reflected in the consolidated statement of operations as costs of services. Additionally, as discussed below, we incurred a loss on disposal of assets related to these closures of $1.4 million for the year ended December 31, 2006, as compared to a loss on disposal of $1.4 million for the year ended December 31, 2005. The centers closed and sold during 2006 had combined operating income of $0.8 million on net revenue of approximately $9.1 million for the year ended December 31, 2005. The centers closed during 2005 had combined operating losses of $1.1 million on net revenue of approximately $3.8 million for the year ended December 31, 2004.

MG&A expenses were $96.0 million for the year ended December 31, 2006, representing a decrease of $8.9 million, or 8.5%, as compared to MG&A expenses of $104.9 million for the year ended December 31, 2005. MG&A expenses, as a percentage of net revenue, were 35.1% for the year ended December 31, 2006, as compared to 35.8% for the year ended December 31, 2005. The decrease in MG&A expenses was largely the result of a $7.3 million decrease in expenses associated with our 2005 audit committee review and restatement and other related expenses, lower employee compensation of $1.5 million and a decrease in bad debt expense of $1.1 million. During the year ended December 31, 2005, we received $0.8 million related to the settlement of an insurance claim, which is included in other income as part of MG&A.

During the year ended December 31, 2006, we recorded a gain on disposal of assets of $0.1 million, compared to losses on disposal of assets of $1.6 million for the year ended December 31, 2005. The gain on disposal of assets of $0.1 million for the year ended December 31, 2006, is primarily attributable to the gain of $2.3 million from the sale of three centers, partially offset by losses on disposal of assets related to the closing of two centers of $1.4 million and losses on disposal of other assets of $0.8 million. The losses on disposal of assets of $1.6 million for the year ended December 31, 2005 were incurred primarily in connection with the closing of six centers, as discussed above.

Depreciation and amortization was $34.1 million, or 12.4% of net revenue, for the year ended December 31, 2006, as compared to $35.9 million, or 12.3% of net revenue, for the year ended December 31, 2005. The $1.8 million decrease in depreciation expense was the result of decreased capital expenditures made in 2005.

Interest expense, net was $40.0 million for the year ended December 31, 2006, representing an decrease of $1.0 million, or 2.4%, from $41.0 million for the year ended December 31, 2005. The decrease in interest expense, net was a result of increased accretion of interest expense related to the 12 1/4% Notes, as defined below, offset by a decrease in interest expense on the senior credit facility due to decreased borrowings and a correction of an immaterial non-cash error of $1.9 million in the fourth quarter of 2006. In addition, interest expense, net, for the year ended December 31, 2005, included a gain on the termination of an interest rate swap agreement of approximately $1.6 million. Approximately $1.0 million and $0.4 million of additional interest expense was recorded in 2005 in conjunction with the consent solicitations and the credit facility waivers related to the restatement, respectively, which are described elsewhere in this report.

Income taxes were $2.7 million for the year ended December 31, 2006, as compared to $3.0 million for the year ended December 31, 2005. Tax expense reflects the results of adjustments to the valuation allowance due to anticipated ongoing tax losses. We continue to present deferred tax liabilities related to differences in GAAP and tax accounting for indefinite lived intangible assets. Under GAAP, indefinite lived intangible assets are not amortized but periodically assessed for impairment, which results in a quasi-permanent difference associated with the difference in book and tax bases. There were federal and state net operating loss carryforwards amounting to approximately $85.8 million and $158.8 million, respectively, at December 31, 2006.

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

Costs of services were $136.1 million for the year ended December 31, 2005, representing an increase of $11.6 million, or 9.3%, as compared to $124.5 million for the year ended December 31, 2004. Costs of services, as a percentage of net revenue, increased to 46.5% for the year ended December 31, 2005, as compared to 45.3 % for the year ended December 31, 2004. The increase in costs of services, as a percentage of net revenue, was primarily the result of higher radiologist, technician and real estate rental costs. The increase in radiologist costs was driven by an increase in net revenue and a higher mix of lower modality scans. The increase in technician costs was a result of higher demand for these services in our markets. Real estate rental costs increased due to the opening of new centers and recognition of the future obligations associated with closed locations.

We account for closed center liabilities related to exit and disposal activities in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Accordingly, we recorded a liability of $0.3 million for the year ended December 31, 2005 for obligations associated with the closing of six centers, compared to $0.7 million for the year ended December 31, 2004. These costs are reflected in the consolidated statement of operations as costs of services. Additionally, as discussed below, we incurred a loss on disposal of assets of $1.4 million related to these closures. The six centers closed during the period had combined operating losses of $1.1 million on net revenue of approximately $3.8 million for the year ended December 31, 2004.

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

Income taxes were $3.0 million for the year ended December 31, 2005, as compared to $2.1 million for the year ended December 31, 2004. Tax expense reflects the results of adjustments to the valuation allowance due to anticipated ongoing tax losses. We continue to present deferred tax liabilities related to differences in GAAP and tax accounting for indefinite lived intangible assets. Under GAAP, indefinite lived intangible assets are not amortized but periodically assessed for impairment, which results in a quasi-permanent difference associated with the difference in book and tax bases. There were federal and state net operating loss carryforwards amounting to approximately $72.1 million and $123.8 million, respectively, at December 31, 2005.

Liquidity and Capital Resources

The principal uses of our liquidity are to finance our capital expenditures and fund our operations, as well as to finance acquisitions. We operate in a capital-intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of our de novo centers and the acquisition of additional centers.

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

Any expansion or acquisitions could require substantial capital, and no assurance can be given that we will be able to raise any necessary funds in addition to those currently available to us through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all. Moreover, if we were to engage in one or more significant acquisition or divestiture transactions, it may be necessary for us to restructure our existing credit arrangements.

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

Cash flows

Year ended December 31, 2006 compared to year ended December 31, 2005

Net cash provided by operating activities was $25.1 million for the year ended December 31, 2006, representing a decrease of $9.4 million, or 27.2%, from $34.5 million for the year ended December 31, 2005. This difference resulted primarily from a decrease in cash from working capital. The impact of non-cash expenses was approximately $3.0 million lower for the year ended December 31, 2006 than for the year ended December 31, 2005. Overall, the changes in working capital assets and liabilities decreased net cash provided by operating activities by $10.6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Net cash used in investing activities was $23.4 million for the year ended December 31, 2006, representing an increase of $3.8 million, or 19.4%, from $19.6 million for the year ended December 31, 2005. The increase was primarily the result of higher capital expenditures for property and equipment, offset by higher proceeds from the sale of property and equipment and lower expenditures on acquisitions of businesses during the year ended December 31, 2006, compared to the year ended December 31, 2005. We spent approximately $11.2 million more on property and equipment during the year ended December 31, 2006 compared to the year ended December 31, 2005. Additionally, we spent approximately $2.2 million less on acquisitions of businesses during the year ended December 31, 2006, compared to the year ended December 31, 2005. Finally, we received approximately $5.2 million more proceeds from the sale of property and equipment during the year ended December 31, 2006, compared to the year ended December 31, 2005.

Net cash used by financing activities was $8.7 million for the year ended December 31, 2006, compared to $4.3 million for the year ended December 31, 2005. This increase was primarily attributable to an increase in the payments on the Tranche B term loan of $6.9 million during the year ended December 31, 2006, compared to the year ended December 31, 2005, and the decrease in the net payments on the senior credit facility of $22.5 million, offset by the sale of preferred stock of $20.0 million during the year ended December 31, 2005.

Year ended December 31, 2005 compared to year ended December 31, 2004

Net cash provided by operating activities was $34.5 million for the year ended December 31, 2005, representing an increase of $1.2 million, or 3.7%, from $33.3 million for the year ended December 31, 2004. This difference resulted from a higher net loss offset by higher non-cash expenses and changes in working capital. The increased non-cash expenses principally related to depreciation expense and accretion of the discount on notes payable, partially offset by lower bad debt expense. The impact of these non-cash expenses was approximately $10.8 million higher for the year ended December 31, 2005 than for the year ended December 31, 2004. Overall, the changes in working capital assets and liabilities increased net cash provided by operating activities by $2.9 million for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Net cash used in investing activities was $19.6 million for the year ended December 31, 2005, representing a decrease of $33.6 million, or 63.2%, from $53.3 million for the year ended December 31, 2004. The decrease was primarily the result of lower capital expenditures for property and equipment and acquisitions of businesses during the year ended December 31, 2005 compared to the year ended December 31, 2004. We spent approximately $27.7 million less on property and equipment during the year ended December 31, 2005 compared to the year ended December 31, 2004. Additionally, we spent approximately $5.8 million less on acquisitions of businesses during the year ended December 31, 2005 compared to the year ended December 31, 2004.

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

Financial condition

At December 31, 2006, we had $341.9 million of indebtedness outstanding, as compared to $337.7 million at December 31, 2005. In addition, at December 31, 2006, we had a stockholders’ deficit of $281.3 million, as compared to our stockholders’ deficit of $258.3 million at December 31, 2005. Our indebtedness primarily consists of $177.3 million due under our 11 7/8% Notes due 2012, $112.1 million of accreted value due under our 12 1/4% Notes and $51.0 million due under our Tranche B term facility. We would have been able to borrow an additional $79.5 million (after giving effect to $0.5 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions at December 31, 2006.

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

In August 2004, we amended our senior credit facility to permit, among other things, MQ Associates to issue the 12 1/4% Notes and to use the net cash proceeds to pay a dividend to holders of MQ Associates’ common stock and to make distributions to certain key employees who held options for MQ Associates’ common stock. The amendment permits MedQuest to make distributions to MQ Associates under certain specified exceptions and also permits MQ Associates to issue additional indebtedness or preferred stock under certain terms, and subject to MedQuest’s meeting a pro forma consolidated leverage ratio test and certain other conditions, to use the proceeds thereof to, among other things, make distributions on, or repurchase or redeem shares, of MQ Associates capital stock.

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

Subject to adjustments pursuant to the Third Amendment to our senior credit facility, borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. There were no borrowings under the revolving credit facility at December 31, 2006 and 2005. The revolving credit facility also provides for an unused commitment fee equal to 1/2 of 1% per annum. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Third Amendment to our senior credit facility, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (5.37% and 4.69% at December 31, 2006 and 2005, respectively) and amounted to $51.0 million and $58.5 million at December 31, 2006 and 2005, respectively.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, a specified percentage (currently 75%, subject to downward adjustment based on our consolidated leverage ratio) of excess cash flows, as defined in the senior credit facility, must be applied against certain outstanding borrowings under the senior credit facility. For the years ended December 31, 2006 and 2005, we generated excess cash flows, as defined in the senior credit facility, of $0 and $9.3 million, respectively.

12 1/4% Notes and 11 7/8% Notes

In August 2004, MQ Associates issued $136.0 million in principal amount at maturity of 12 1/4% Notes and received gross proceeds of $84.8 million. The 12 1/4% Notes are uncollateralized obligations of MQ Associates. Interest accrues on the 12 1/4% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues from August 15, 2008, and is payable semi-annually in arrears commencing on February 15, 2009. MQ Associates is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2010, or at MQ Associate’s option, on or after August 15, 2008. In October 2004, MQ Associates registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all of the unregistered $136.0 million aggregate principal amount at maturity senior discount notes for the registered senior discount notes.

In August 2002, MedQuest issued $180.0 million of the 11 7/8% Notes, net of a discount of $3.8 million, to fund in part our recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in arrears in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount senior subordinated notes for the registered senior subordinated notes. The 11 7/8% Notes are senior subordinated obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQ Associates and each of MedQuest’s subsidiaries.

The senior credit facility and the indentures governing the 11 7/8% Notes and the 12¼% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to maintain certain financial ratios.

Contractual obligations and commitments

The following table sets forth the contractual obligations under our long-term debt and other material contractual commitments, including capital lease obligations and non-cancelable operating leases as of December 31, 2006 (in millions):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	5 years or longer
Long-term debt obligations, excluding interest	$340.4	$0.5	$91.0	$—	$248.9
Capital lease obligations	1.5	1.0	0.5	—	—
Operating lease obligations(a)	54.8	14.6	22.9	6.1	11.2
Purchase service obligations	9.1	8.4	0.7	—	—
Total contractual obligations	$405.8	$24.5	$115.1	$6.1	$260.1

(a)           Consists of real estate and equipment leases

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQ Associates may be redeemed at the option of the holder upon the consummation of an underwritten public offering at a redemption price of $55.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQ Associates common stock. In the event that (i) MQ Associates and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQ Associates may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQ Associates common stock. We have not accreted the fair value of the additional shares of MQ Associates common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of December 31, 2006.

Capital expenditures

We incur capital expenditures to, among other things:

•       upgrade existing equipment to increase volume and/or quality;

•       purchase new equipment and incur leasehold improvements for de novo centers;

•       acquire the assets of centers owned by others;

•       replace underperforming equipment; and

•       upgrade information technology systems.

Capital expenditures, in the aggregate, amounted to $28.3 million for the year ended December 31, 2006, as compared to $17.4 million for the year ended December 31, 2005.

The following table sets forth capital expenditures, in detail, for the years ended December 31, 2006 and 2005 (in millions of dollars):

	Year Ended December 31,
	2006	2005
Maintenance and growth	$24.9	$13.6
New centers (de novo)	1.8	2.4
Business acquisitions	—	0.3
Information technology	1.6	1.1
Total	$28.3	$17.4

We believe that capital expenditures will range between $20.0 and $25.0 million for the year ended December 31, 2007. The amount of capital expenditures may vary based upon the level of unanticipated growth opportunities that present themselves during the fiscal year.

We continuously evaluate acquisition opportunities, and from time to time we may enter into nonbinding letters of intent.

Related Party Transactions

At December 31, 2006, we leased space for 14 of our imaging centers through lease agreements between certain of our subsidiaries and Image Properties, L.L.C. (“Image Properties”), a company owned by our former Chief Executive Officer and our former President. We guarantee all real estate leases between our subsidiaries and Image Properties. The leases provide for monthly rent of approximately $0.2 million. The leases were amended in September 2006 and are typically for seven-year terms with two five-year renewal options. The leases expire in 2013 (See Note 13, “Commitments and Contingencies” to our consolidated financial statements located elsewhere in this report for the future minimum payments to be made to Image Properties under these leases). We also leased our corporate headquarters from Image Properties for monthly rent of approximately $0.1 million until that lease expired in October 2006. We made total lease payments under these agreements of approximately $3.9 million, $3.7 million and $3.7 million in the years ended December 31, 2006, 2005 and 2004, respectively.

During the years ended December 31, 2006 and 2005, pursuant to a consulting agreement with Argus Management Corporation, a company owned by John Haggerty, our former interim Chief Financial Officer, and two other principals, we received certain interim management, financial and consulting services related to our restatement and other general corporate matters. Excluding amounts paid to Argus for Mr. Haggerty’s services as former interim Chief Financial Officer, we made aggregate payments in the amount of $0.3 million and $0.8 million to Argus in the years ended December 31, 2006 and 2005, respectively.

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

Revenue recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Our patient accounting system currently does not record contractual adjustments at the time of billing. Instead, contractual adjustments are estimated based on historical collection experience. These estimates are subject to variances associated with changes in composition of payor and scan mix, as well as changes in reimbursement rates. Contractual payment terms are generally based upon predetermined rates per procedure. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become estimable or as the service years are no longer subject to audit, review or investigation.

Patient receivables

We report patient receivables and allowances for doubtful accounts at estimated net realizable amounts for services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation fund, and patients. The patient receivables are geographically dispersed, but a significant portion of our revenues and patient receivables are concentrated by type of payors.

The concentration of gross patient receivables by payor class, as a percentage of total gross patient receivables as of the end of each of 2006 and 2005, is as follows:

	As of December 31,
	2006	2005
Managed care and commercial payors	52.3%	55.3%
Medicare	17.0%	17.9%
Medicaid	4.8%	5.3%
Other third party payors, including patients	14.0%	11.4%
Other governmental payors	11.9%	10.1%
Total	100.0%	100.0%

Due to the nature and complexities associated with estimating the allowances for contractual adjustments, patient receivables by payor class in the above table are presented on a gross basis before such adjustments. The estimated contractual adjustment rate varies across payor classes and should not be uniformly applied on a pro rata-basis to determine net patient receivables.

During the years ended December 31, 2006, 2005, and 2004, approximately 20.8%, 21.3%, and 19.0%, respectively, of our gross revenues related to patients participating in the Medicare program. While we derive significant revenues and accounts receivable from government agencies, we do not believe there are significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in patient receivables differs from the percentage of our Medicare revenues. We do not believe that there are any other significant concentrations of revenues from any particular payor that would subject us to any significant credit risks in the collection of our patient receivables.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts, which is offset by subsequent recoveries of written-off accounts. We write off uncollectible accounts against the allowance for doubtful accounts when they are deemed uncollectible. Net patient receivables include only those amounts we estimate we will collect.

Bad debt expense is included in MG&A expenses and is set forth in the following table (in thousands).

	Year ended December 31,
	2006	2005	2004
Bad debt expense	$14,305	$15,397	$17,140

We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing this analysis, we consider the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental health care coverage.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment using a fair value approach, at the reporting unit level. A reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at the component level. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of December 31 of each year.

In accordance with SFAS No. 142, we amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2006, our definite useful lived intangible assets do not have an estimated residual value. We also review those assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. As of December 31, 2006, intangible assets with definite useful lives consisted of non-compete agreements. We consider certificates of need, which are required by certain states prior to the acquisition of high cost capital items, including diagnostic imaging equipment, before providing health care services, to be indefinite lived intangible assets.

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

Center closing costs

We provide for closed center liabilities based on the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. We estimate the net lease liabilities using a discount rate to calculate the present value of the remaining lease payments on closed centers. The closed center lease liabilities usually are paid over the lease terms associated with the closed centers, which generally have remaining terms ranging from 0 to 8 years. Any adjustment to closed center liabilities related to changes in subtenant income or actual exit costs differing from original estimates would be made in the period in which the change becomes known.

The following table summarizes accrual activity for the future lease obligations of centers closed in the normal course of business:

Liability for closed centers
Balance at December 31, 2004	$603
Additions for closed centers	724
Interest accreted	—
Payments	(405)
Balance at December 31, 2005	922
Additions for closed centers	299
Interest accreted	71
Early termination of leases	(465)
Payments	(292)
Balance at December 31, 2006	$535

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

Long-term debt	2007	2008	2009	2010	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$40.5	$275.5	$316.0	$181.8
Average interest rate				12.04%	12.04%	12.04%	26.33%
Variable rate	$0.5	$25.4	$25.1	$—	$—	$51.0	$51.0
Average interest rate	9.13%	9.13%	9.13%			9.13%	9.13%

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006. No change in internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to persons who are the executive officers and directors of MQ Associates as of March 29, 2007. Pursuant to the current stockholders’ agreement with MQ Associates, the board of directors of MQ Associates contains three members designated by MQ Investment Holdings, LLC, one designated by a member of MQ Investment Holdings, LLC, and two members designated by a majority of the stockholders of MQ Associates.

Name	Age	Position
C. Christian Winkle	44	Chief Executive Officer and Director
Todd E. Andrews	45	Chief Financial Officer
Daniel J. Schaefer	60	Chief Operating Officer
Todd W. Latz	34	General Counsel and Secretary
Bruce W. Elder	37	Vice President—Development
Donald C. Tomasso	61	Interim Chairman
Stephen P. Murray	44	Director
Nancy-Ann DeParle	50	Director
Benjamin B. Edmands	36	Director
Anthony R. Masso	65	Director

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

Todd E. Andrews has served as our Chief Financial Officer since April 2006. Prior to joining MQ Associates in February, Mr. Andrews served as Chief Financial Officer from January through August 2005 of SavaSeniorCare, LLC., which was the successor to certain operations of Mariner Health Care, Inc. Mr. Andrews worked for Mariner, a long-term health care company and its predecessor companies from June 1993 through December 2004, during which time he held a variety of financial and operating roles, serving most recently as President of its West Region. From June 1991 through June 1993, Mr. Andrews was an investment analyst in Metropolitan Life Insurance Company’s capital markets division.

Daniel J. Schaefer has served as our Chief Operating Officer since October 2006. He served as one of our Co-Chief Operating Officers from January 2001 to September 2006 and prior to that served as Chief Operating Officer from January 1998 until December 2000. Mr. Schaefer has over 20 years of experience in operations and sales/marketing and was a key executive for Span America Medical Systems from 1975 to 1987 and Alpha ProTech from 1991 to 1995, both publicly traded healthcare manufacturers. His responsibilities there included product development, sales and marketing. Mr. Schaefer is a graduate of Southern Illinois University.

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

Bruce W. Elder has served as our Vice President, Development since 2001. Previously, Mr. Elder served as Healthcare Client Director for iXL, Inc., a publicly-traded internet consulting firm in Atlanta, Georgia, from May 1999 to December 2000. Prior to joining iXL, Mr. Elder was Vice President, Development for Nashville-based Meridian Corporate Healthcare, Inc., a venture-financed start-up company providing dedicated healthcare services to large employers, from 1996 to 1999. Mr. Elder also served as Coordinator of Business Development for Surgical Care Affiliates, Inc., a publicly-traded outpatient surgery center company based in Nashville, Tennessee, from 1993 to 1996. Mr. Elder holds an MBA from the Owen Graduate School of Management at Vanderbilt University and a B.A. in political science from Vanderbilt University.

Donald C. Tomasso has served as our Interim Chairman since March 2005 and has been one of our directors since December 2002. Mr. Tomasso also served as our Interim Chief Executive Officer from March 2005 to October 2005. From August 2006 to present, he has been a senior advisor to Wakefield Capital Corp., a provider of financing for senior housing. From April 2000 to the present, he has been the Chairman of Metro Offices, Inc., a provider of workplace solutions for entrepreneurs, small to medium-sized corporations and the mobile workforce of large corporations. From 1998 to the present, Mr. Tomasso has also been the President and a co-founder of Scarlet Oak Investments, LLC, a private equity investment firm. From 1991 to 1998, Mr. Tomasso was President of Manor Care Health Services, Inc., a provider of skilled nursing care, assisted living facilities and senior support services, while also serving as Chairman and Chief Executive Officer of Vitalink Pharmacy Services, Inc. from 1991 to 1996. Prior to joining Manor Care Health Services, Inc., Mr. Tomasso had held various positions with Marriott Corporation for fourteen years, most recently serving as Executive Vice President and General Manager of Marriott’s Roy Rogers Restaurant business unit from 1986 to 1990. Mr. Tomasso is a member of the Board of Trustees of Drexel University LeBow College of Business and the Washington College Presidents Advisory Council. Mr. Tomasso received his B.S. in Commerce and Engineering, his Masters Degree in Environmental Engineering and his M.B.A. from Drexel University. Pursuant to the stockholders’ agreement, Mr. Tomasso is a designee of the majority of the stockholders of MQ Associates.

Stephen P. Murray has been one of our directors since April 2005. Mr. Murray is the President and Chief Operating Officer of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of J.P. Morgan Chase & Co. Between 1989 and 2006, Mr. Murray was a partner of J.P. Morgan Partners, LLC and prior to 1989, Mr. Murray was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover Trust Company. Mr. Murray currently serves as a director of AMC Entertainment, Inc., Aramark Corporation, Cabela’s Incorporated, CareMore Holdings, Inc., Generac Power Systems, Jetro Cash & Carry, Pinnacle Foods Holding Corp., Quiznos Sub, Strongwood Holdings, Warner Chilcott Corporation, and USA.NET. Mr. Murray holds a B.A. from Boston College and an M.B.A. from Columbia Business School. Pursuant to the stockholders’ agreement, Mr. Murray is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Nancy-Ann DeParle has been one of our directors since August 2002. From August 2006 to the present, she has been a Managing Director of CCMP Capital Advisors, LLC, a private equity firm formed by the former buyout/growth equity professionals of J.P. Morgan Partners, LLC. From January 2001 until August 2006, she was an independent health care consultant and a Senior Advisor to J. P. Morgan Partners, as well as an Adjunct Professor of Health Care Systems of the Wharton School of the University of Pennsylvania. From August 2002 to the present, she has been a member of the Medicare Payment Advisory Commission (MedPAC). From October 2000 through January 2001, she was a Fellow at the Institute of Politics and the Interfaculty Health Policy Forum at Harvard University. From November 1997 until October 2000, Ms. DeParle served as Administrator of the Health Care Financing Administration (HCFA), now known as the Centers for Medicare and Medicaid Services (CMS). Ms. DeParle currently serves as a director of Boston Scientific, CareMore Holdings, Inc., Cerner Corporation, DaVita, Inc. and Triad Hospitals, Inc. Ms. DeParle received a B.A. from the University of Tennessee and a J.D. from Harvard Law School. She also received an M.A. in Politics and Economics from Balliol College of Oxford University, which she attended as a Rhodes Scholar. Pursuant to the stockholders’ agreement, Ms. DeParle is the designee of a member of MQ Investment Holdings, LLC to our board of directors.

Benjamin B. Edmands has been one of our directors since August 2002. He is currently a Managing Director at CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC. Prior to August 2006, Mr. Edmands was with J.P. Morgan Partners, LLC. And, prior to joining Chase Capital Partners (a predecessor of J.P. Morgan Partners, LLC) in 1993, Mr. Edmands held positions in Chemical Bank’s Acquisition Finance Group. The companies for which Mr. Edmands is a director are CareMore Holdings, Inc., Warner Chilcott Corporation and National Surgical Care. Mr. Edmands holds a B.A. with Honors from Colgate University and an M.B.A. with Honors from Columbia Business School. Pursuant to the stockholders’ agreement, Mr. Edmands is one of MQ Investment Holdings, LLC’s designees to our board of directors.

Anthony R. Masso has been one of our directors since May 2006. Mr. Masso is the President and CEO of Consortium Health Plans, Inc., a coalition of Blue Cross Blue Shield Plans. Prior to joining Consortium Health Plans in 2003, Mr. Masso was President of StongCastle, LLC, a private consulting company specializing in executive assignments, from 2000 to 2003. Mr. Masso currently serves as a director of: Consortium Health Plans, Inc.; Blue Health Intelligence, (Blue Cross Blue Shield Association); the University of Maryland, School of Nursing; and Kauffman Scholars, Inc. Kauffman Foundation. Pursuant to the stockholders’ agreement, Mr. Masso is one of the designees of a majority of the stockholders of MQ Associates.

In 2006, the Board of Directors met 10 times. All of our Directors attended over 75% of the Board meetings and all members of our Board committees attended over 75% of their respective Board committee meetings.

Independent Directors

The Board of Directors has analyzed the independence of each director and has determined that Messrs. Tomasso and Masso meet the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards.

Committees of the Board of Directors

Our board of directors currently has an Audit Committee, a Compensation Committee and a Compliance Committee.

During the year ended December 31, 2006, Mr. Tomasso and Mr. Edmands served as members of the Audit Committee.

During the year ended December 31, 2006, Mr. Tomasso, Mr. Edmands and Mr. Winkle served as members of the Compensation Committee.

During the year ended December 31, 2006, Ms. DeParle, Mr. Tomasso and Mr. Winkle served as members of the Compliance Committee.

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

MQ Associates, Inc.

3480 Preston Ridge Road, Suite 600

Alpharetta, Georgia 30005

Attn: Corporate Compliance Officer

Audit Committee Report

The Audit Committee has reviewed and discussed management and PricewaterhouseCoopers LLP, the independent registered public accounting firm for the Company, the audited financial statements of the Company for the year ended December 31, 2006 (the “Audited Financial Statements”). The Committee has discussed with PricewaterhouseCoopers LLP matters required to be discussed by Statement on Auditing Standards No. 61 (as amended by SAS 89 and SAS 90), as in effect on the date of this report.

The Committee has: (i) considered whether non-audit services provided by PricewaterhouseCoopers LLP are compatible with its independence, (ii) received the written disclosures and the letter from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1, as in effect on the date of this report, and (iii) discussed with PricewaterhouseCoopers LLP its independence.

Based on the reviews and discussions described above, the Committee recommended to the Board of Directors of the Company that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

The Board of Directors has adopted a Charter of the Audit Committee, a copy of which is published on the Company’s website at www.mqimaging.com. The Audit Committee Charter requires the Committee to pre-approve all audit engagement fees and terms, as well as all non-audit engagements with the independent accountants. All audit and non-audit fees incurred in 2006 were pre-approved by the Committee.

Donald C. Tomasso
Benjamin B. Edmands

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

Overall Objectives and Philosophy

The Compensation Committee of our Board of Directors oversees our compensation programs. Our compensation programs include programs that are designed specifically for (1) our senior executive officers (“Senior Executives”), which include our Chief Executive Officer (“CEO”) and each of his direct reports, including the other executive officers named in the Summary Compensation Table (the “Named Executive Officers’ or “NEOs”); (2) employees who are designated as executives of the Company (“Executives”), which includes the Senior Executives and (3) a broad base of company employees. Additionally, the Compensation Committee is charged with the review and approval of all annual compensation decisions relating to Senior Executive Officers, including those for our CEO and NEOs. The Compensation Committee and Board of Directors review and approve all annual incentive plans and review payments to non-executives.

These programs are intended to attract, retain, motivate and reward executive leadership of a caliber and level of experience necessary to achieve our overall business objectives of the company, and we believe that they align executive compensation with the company’s business strategy and management initiatives. We endeavor to implement an integrated, performance-oriented compensation program that balances short- and long-term objectives to enhance stakeholder value and that places our executives in a responsible competitive range of total compensation based on the magnitude of business operations, strategic accomplishments and our performance.

Our Compensation Committee makes recommendations to the Board of Directors with respect to base salary and annual incentive awards. They take into consideration the attainment of both operational short-term and enterprise-wide long-term objectives of the company that may not be reflected in the current period’s earnings.

Elements of Compensation

Our executive compensation programs consist primarily of the following integrated components:

•       Base Salary

•       Annual Incentive Awards

•       Long-Term Incentives; and

•       Perquisites.

Each element is further described below.

Base Salary

Base salary is designed to compensate our NEOs competitively based on industry and marketplace standards. When establishing base rates of pay for executives, the Compensation Committee considers marketplace data for comparable positions and the relative performance and contribution of each executive to the business. Base salary levels for the Chief Executive Officer and other executive officers of the company are reviewed and approved by the Compensation Committee annually to ensure competitiveness. Our policy is to maintain base salaries at competitive levels with a peer group established for compensation comparisons. The compensation peer group includes industry competitors as well as other corporations of a similar size and similar geographic placement.

Based on this review and the individual performance of each executive, the Compensation Committee recommends base salary increases, if appropriate. The Compensation Committee does not rely solely on predetermined formulas or a limited set of criteria when it evaluates the performance of the NEOs.

Annual Incentive Awards

Annual incentive awards provide a direct link between executive compensation and our overall performance. Annual awards take into account the financial and operational performance of the business. Executive performance is also assessed against standards of ethical business conduct, leadership competencies, and people-related initiatives.

All executive officers, including the CEO, participate in a performance based incentive plan, which is designed to focus management attention and effort on the attainment of established performance goals. Specific performance goals and weightings are established at the corporate level and encompass goals for overall performance at the beginning of each fiscal year.

Individual awards under our performance based incentive plan reflect an executive’s contribution to the Company’s achievement of established performance goals, as well as the successful achievement of individually tailored annual objectives and the furtherance of ethical business behavior and leadership competencies. Executive officers listed in the Summary Compensation Table received incentive awards based on the accomplishment of certain performance objectives. The Compensation Committee designs the annual incentive component of our compensation program to align Senior Executive pay with our annual (short-term) performance. Incentive bonuses are generally paid in cash in March of each year for the prior fiscal year’s performance.

The Compensation Committee approves a target incentive payout as a percentage of the base salary earned during the incentive period for each Senior Executive, in accordance with existing employment agreements. These target percentages are based on competitive practices for each comparable position in the Survey Data. The incentive target percentage represents the Senior Executive’s annual bonus opportunity if the annual company-specific and individual performance goals of the incentive plan are achieved.

Performance targets are established at levels that are achievable, but require better than expected performance from each Senior Executive. Each of the Senior Executives received a 2006 bonus based on their individual contributions to the company’s performance.

Long-Term Incentives

Stock Options

We believe that granting stock option awards encourages executive officers to manage from the perspective of a stockholder with an equity stake in the business. As the value of the company increases over time, the value of the shares of stock underlying the stock option awards granted to each of the executive officers increases, providing a strong incentive for executive officers to enhance stakeholder value over time. Participation in the stock option program is not limited to executive officers, but extends to a broad range of key employees. Stock options provide recipients with the opportunity to purchase our common stock at a price fixed on the grant date regardless of future price. Stock options generally vest and become exercisable over a five-year vesting period.

Stock option grants have been our principal vehicle for long-term compensation. We issue options at fair market value at the date of grant and the executive will only receive compensation from the grant if the stock appreciates in value. Similar to the process used in making the annual base salary recommendations and the performance based incentive awards, stock option awards are based upon current industry and marketplace compensation data. Award recommendations are made on the basis of a recipient’s level of responsibility, long-term value to the organization, and contribution to our overall management. The size of each executive’s award is determined by considering norms for comparable positions in the industry and marketplace. Equitable distribution within the company is also considered.

There is a limited term in which the recipient can exercise stock options, known as the “option term.” The option term is generally ten years from the date of grant. At the end of the option term, the right to purchase any unexercised options expires. Option holders generally forfeit any unvested options if their employment with us terminates.

There were no grants of stock options in 2006.

Perquisites

Senior Executives are provided with the following benefits as a supplement to their other compensation:

•       Medical, dental and vision insurance:   We pay 100% of the premiums for the Senior Executive’s medical, dental and vision insurance.

•       Short-Term and Long-Term Disability:   We pay 100% of the premium cost for these benefit programs for Senior Executives. The short-term disability program provides income replacement at 60% of base pay, up to a maximum of $1,000 per week, for up to three months or recovery. Upon the expiration of the three month short-term disability period, the long-term disability program provides income replacement at 60% of the base pay level, up to a maximum of $6,000 per month, until age 65 or recovery per the terms and conditions of the program.

•       Automobile allowance:   We pay Senior Executives an automobile allowance, which generally is $1,000 per month.

The Compensation Committee annually reviews the perquisite program provided to each Senior Executive to determine if adjustments are appropriate.

Interrelationship of Compensation Elements

The above elements of each NEO’s compensation are not inter-related. For example, if the expected level of bonus is not achieved, the base salary is not increased to make up the difference. Similarly, the value of previously granted options is not considered by the Compensation Committee in recommending the other elements of the compensation package, such as base salary and cash incentive bonus.

Employment Agreements

C. Christian Winkle

We have an employment agreement with our CEO, C. Christian Winkle, dated as of October 24, 2005 (the “Winkle Employment Agreement”). The term of the Winkle Employment Agreement is until October 24, 2010, with automatic one-year renewals unless either party provides a notice not to extend the employment agreement at least sixty days prior to the then current expiration date. During the term of the Winkle Employment Agreement, Mr. Winkle is entitled to receive the following, all as established from time to time by the Board of Directors or the Compensation Committee:

•       a base salary of $500,000, which is subject to be reviewed at least annually during the term of the employment agreement and may be increased (but not decreased) based upon his performance during the year;

•       the opportunity to earn a target annual bonus of 80% of his salary if certain annual objectives are met. Such bonus will be increased or reduced ratably if more than or less than 100%, as applicable, of the annual objectives are met. Notwithstanding the foregoing, his minimum annual bonus for 2006 was 40% of his then base salary;

•       long-term incentives in the form of stock options to purchase 6,500,000 shares of MQ Associates’ common stock at an exercise price of $0.65 per share, with vesting subject to certain time and performance based thresholds; and

•       benefits and perquisites that other Senior Executives are entitled to receive.

Upon the termination of Mr. Winkle’s employment, due to his disability or his death, he or his beneficiary is to be paid his then unpaid base salary through the termination date and a portion of his bonus earned through the termination date. Upon termination of Mr. Winkle’s employment by him for good reason or by us without cause, he is entitled to:

•       his then monthly base salary for a period of twenty-four months;

•       a portion of his annual bonus calculated in accordance with the Winkle Employment Agreement;

•       a continuation of certain perquisites and medical insurance benefits for a period of twenty-four months; and

•       in the event he has any unvested options, a portion of those unvested options will vest.

If Mr. Winkle’s employment is terminated by him for any reason other than for good reason or by us for cause, he is to receive only (i) his then base salary through the date of termination and (ii) any other amounts due him as of the date of termination, in each case to the extent not already paid.

During the term of the Winkle Employment Agreement and for a period of two years following termination, Mr. Winkle is prohibited from (i) competing with us and (ii) soliciting our customers, employees or consultants.

In addition, pursuant to the Winkle Employment Agreement, all of Mr. Winkle’s unvested options shall vest upon the occurrence of a Sale of the Company.

Todd E. Andrews

We have an employment agreement with our Chief Financial Officer, Todd E. Andrews, dated as of April 7, 2006 (the “Andrews Employment Agreement”). The term of the Andrews Employment Agreement is until April 7, 2009, with automatic one-year renewals unless either party provides a notice not to extend the employment agreement at least 180 days prior to the then current expiration date. During the term of the Andrews Employment Agreement, Mr. Andrews is entitled to receive the following, all as established from time to time by the CEO:

•       a base salary of $300,000, which is subject to be reviewed at least annually during the term of the employment agreement and may be increased (but not decreased) based upon his performance during the year;

•       the opportunity to earn a target annual bonus of 50% of his salary if certain annual objectives are met. Such bonus will be reduced ratably if less than 100% of the annual objectives are met. In addition, he has the opportunity, based solely on the discretion of the CEO, taking into account certain other criteria, to earn an annual bonus in excess of his target annual bonus;

•       long-term incentives in the form of equity-based compensation no less favorable than awards made to other Senior Executives; and

•       benefits and perquisites that other Senior Executives are entitled to receive.

Upon the termination of Mr. Andrews’s employment, due to his disability or his death, he or his beneficiary is to be paid his then unpaid base salary through the termination date and a portion of his bonus earned through the termination date. Upon termination of Mr. Andrews’s employment by him for good reason or by us without cause, he is entitled to:

•       his then monthly base salary for a period of eighteen months;

•       a portion of his annual bonus calculated in accordance with the Andrews Employment Agreement; and

•       a continuation of certain perquisites and medical insurance benefits for a period of eighteen months.

If Mr. Andrews’s employment is terminated by him for any reason other than for good reason or by us for cause, he is to receive only (i) his then base salary through the date of termination; (ii) his accrued and unused vacation, not to exceed eight weeks; and (iii) any other amounts due him as of the date of termination, in each case to the extent not already paid.

During the term of the Andrews Employment Agreement and for a period of one year following termination, Mr. Andrews is prohibited from (i) competing with us and (ii) soliciting our customers, employees or consultants.

Daniel J. Schaefer

We have a second amended and restated employment agreement with our Chief Operating Officer, Daniel J. Schaefer, dated as of November 7, 2006 (the “Schaefer Employment Agreement”). The term of the Schaefer Employment Agreement is until November 7, 2009, with automatic one-year renewals unless either party provides a notice not to extend the employment agreement at least 180 days prior to the then current expiration date. During the term of the employment agreement, Mr. Schaefer is entitled to receive the following, all as established from time to time by the CEO:

•       a base salary of $325,000, which is subject to be reviewed at least annually during the term of the employment agreement and may be increased (but not decreased) based upon his performance during the year;

•       the opportunity to earn a target annual bonus of 50% of his salary if certain annual objectives are met. Such bonus will be reduced ratably if less than 100% of the annual objectives are met. In addition, he has the opportunity, based solely on the discretion of the CEO taking into account certain other criteria, to earn an annual bonus in excess of his target annual bonus; and

•       benefits and perquisites that other Senior Executives are entitled to receive.

Upon the termination of Mr. Schaefer’s employment, due to his disability or his death, he or his beneficiary is to be paid his then unpaid base salary through the termination date and a portion of his bonus earned through the termination date. Upon termination of Mr. Schaefer’s employment by him for good reason or by us without cause, he is entitled to:

•       his then monthly base salary for a period of eighteen months;

•       a portion of his annual bonus calculated in accordance with the Schaefer Employment Agreement; and

•       a continuation of certain perquisites and medical insurance benefits for a period of eighteen months.

If Mr. Schaefer’s employment is terminated by him for any reason other than for good reason or by us for cause, he is to receive only (i) his then base salary through the date of termination; (ii) his accrued and unused vacation, not to exceed eight weeks; and (iii) any other amounts due him as of the date of termination, in each case to the extent not already paid.

During the term of the employment agreement and for a period of two years following termination, Mr. Schaefer is prohibited from (i) competing with us and (ii) soliciting our customers, employees or consultants.

Todd W. Latz

We have an amended and restated employment agreement with our General Counsel, Todd W. Latz, dated as of January 1, 2006 (the “Latz Employment Agreement”). The term of the Latz Employment Agreement is until January 1, 2009, with automatic one-year renewals unless either party provides a notice not to extend the employment agreement at least 60 days prior to the then current expiration date. During the term of the employment agreement, Mr. Latz is entitled to receive the following, all as established from time to time by the CEO:

•       a base salary of $250,000, which is subject to be reviewed at least annually during the term of the employment agreement and may be increased (but not decreased) based upon his performance during the year;

•       the opportunity to earn a target annual bonus of 50% of his salary if certain annual objectives are met. Such bonus will be reduced ratably if less than 100% of the annual objectives are met. In addition, he has the opportunity, based solely on the discretion of the CEO taking into account certain other criteria, to earn an annual bonus in excess of his target annual bonus;

•       long-term incentives in the form of equity-based compensation no less favorable than awards made to other Senior Executives; and

•       benefits and perquisites that other Senior Executives are entitled to receive.

Upon the termination of Mr. Latz’s employment, due to his disability or his death, he or his beneficiary is to be paid his then unpaid base salary through the termination date and a portion of his bonus earned through the termination date. Upon termination of Mr. Latz’s employment by him for good reason or by us without cause, he is entitled to:

•       his then monthly base salary for a period of twelve months;

•       a portion of his annual bonus calculated in accordance with the Latz Employment Agreement; and

•       a continuation of certain perquisites and medical insurance benefits for a period of twelve months.

If Mr. Latz’s employment is terminated by him for any reason other than for good reason or by us for cause, he is to receive only (i) his then base salary through the date of termination; (ii) his accrued and unused vacation, not to exceed eight weeks; and (iii) any other amounts due him as of the date of termination, in each case to the extent not already paid.

During the term of the employment agreement and for a period of one year following termination, Mr. Latz is prohibited from (i) competing with us and (ii) soliciting our customers, employees or consultants.

Bruce W. Elder

We have an amended and restated employment agreement with our Vice President—Development, Bruce W. Elder, dated as of March 29, 2007 (the “Elder Employment Agreement”). The term of the Elder Employment Agreement is until March 29, 2010, with automatic one-year renewals unless either party provides a notice not to extend the employment agreement at least 60 days prior to the then current expiration date. During the term of the employment agreement, Mr. Elder is entitled to receive the following, all as established from time to time by the CEO:

•       a base salary of $225,000, which is subject to be reviewed at least annually during the term of the employment agreement and may be increased (but not decreased) based upon his performance during the year;

•       the opportunity to earn a target annual bonus of 50% of his salary if certain annual objectives are met. Such bonus will be reduced ratably if less than 100% of the annual objectives are met. In addition, he has the opportunity, based solely on the discretion of the CEO taking into account certain other criteria, to earn an annual bonus in excess of his target annual bonus;

•       long-term incentives in the form of equity-based compensation no less favorable than awards made to other Senior Executives; and

•       benefits and perquisites that other Senior Executives are entitled to receive.

Upon the termination of Mr. Elder’s employment, due to his disability or his death, he or his beneficiary is to be paid his then unpaid base salary through the termination date and a portion of his bonus earned through the termination date. Upon termination of Mr. Elder’s employment by him for good reason or by us without cause, he is entitled to:

•       his then monthly base salary for a period of twelve months;

•       a portion of his annual bonus calculated in accordance with the Elder Employment Agreement; and

•       a continuation of certain perquisites and medical insurance benefits for a period of twelve months.

If Mr. Elder’s employment is terminated by him for any reason other than for good reason or by us for cause, he is to receive only (i) his then base salary through the date of termination; (ii) his accrued and unused vacation, not to exceed eight weeks; and (iii) any other amounts due him as of the date of termination, in each case to the extent not already paid.

During the term of the employment agreement and for a period of one year following termination, Mr. Elder is prohibited from (i) competing with us and (ii) soliciting our customers, employees or consultants.

Notwithstanding the foregoing, in the event of a termination without cause or for good reason due to a Sale of the Company (as defined in our stockholders’ agreement , or within 180 days thereafter, we are obligated to pay termination benefits, effective on the date of such termination, under each of the employment agreements as follows:

•       an amount equal to two times the Senior Executives then base salary; and

•       a portion of such Senior Executive’s annual bonus calculated in accordance with such Senior Executives employment agreement.

SUMMARY COMPENSATION

The following table sets froth the compensation earned by the CEO and other NEOs for services rendered to us and our subsidiaries for the fiscal year ended December 31, 2006. Bonuses are paid under our applicable incentive compensation guidelines and are generally paid in the year following the year in which the bonus is earned.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
C. Christian Winkle, Chief Executive Officer	2006	$500,000	$—	$—	$200,000	$21,449	$721,449
Todd E. Andrews, Chief Financial Officer(4)	2006	$255,962	$82,500	$—	$—	$33,016	$371,478
Daniel J. Schaefer, Chief Operating Officer	2006	$294,577	$75,000	$—	$—	$26,942	$396,519
Todd W. Latz, General Counsel	2006	$250,000	$75,000	$—	$—	$22,148	$347,148
Bruce W. Elder Vice President—Business Development	2006	$173,462	$70,000	$—	$—	$12,356	$255,818
Michael A. Villa Former Co-Chief Operating Officer(5)	2006	$226,769	$—	$—	$—	$43,686	$270,455
John G. Haggerty Former Interim Chief Financial Officer	2006	$199,409	$—	$—	$—	$—	$199,409

(1)          During 2006, the overall bonus objectives for the Company were not met 100%. Therefore, for Messrs. Andrews, Schaefer, Latz and Elder, the Compensation Committee reviewed the overall performance of the Company against the overall performance of the industry and evaluated each executive’s performance against expectations to determine the bonuses to be paid for 2006.

(2)          Mr. Winkle’s employment agreement established his minimum annual bonus for 2006 at $200,000.

(3)          All other compensation consists of automobile allowances of approximately $13,000 for Messrs. Winkle, Schaefer and Latz, $12,000 for Mr. Andrews, $11,000 for Mr. Villa and $6,500 for Mr. Elder; health and disability benefits of approximately $7,000 for Mr. Winkle, $5,400 for Mr. Andrews, $11,700 for Mr. Schaefer, $7,000 for Mr. Latz, $8,000 for Mr. Villa and $3,800 for Mr. Elder; termination benefits of approximately $24,900 for Mr. Villa; commuting expenses of approximately $15,700 for Mr. Andrews; and contributions to the defined contribution retirement plan.

(4)          Mr. Andrews joined each of MQ Associates and MedQuest on February 7, 2006 and became Chief Financial Officer, effective April 7, 2006, replacing Mr. Haggerty, who served as interim Chief Financial Officer from March 14, 2005 until April 7, 2006.

(5)       Mr. Villa resigned his position effective October 15, 2006.

GRANTS OF PLAN BASED AWARDS

There were no grants under plan based awards during fiscal 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2006 for the CEO and each NEO.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
C. Christian Winkle	1,083,333	2,166,667	3,250,000	$0.65	10/25/2014
Todd E. Andrews	—	—	—	$—	—
Daniel J. Schaefer	321,875	107,291	—	$1.50	1/1/2014
	160,937	53,646	—	$2.50	1/1/2014
	160,937	53,646	—	$3.00	1/1/2014
Todd W. Latz	12,000	18,000	—	$0.65	12/1/2014
Bruce W. Elder	120,000	80,000	—	$1.00	1/1/2013

POTENTIAL PAYMENTS UPON TERMINATION OR SALE OF THE COMPANY

Payments in the Event of a Termination of Employment by Us Without Cause or by the Executive for Good Reason

As discussed above, we will pay termination benefits under each of our employment agreements in the event of a termination without cause or a termination by the executive for good reason. The termination benefits we will pay are as follows:

(i)    the executive’s then monthly base salary for a specified period;

(ii)   a portion of the executive’s annual bonus; and

(iii) a continuation of certain perquisites and medical insurance benefits for a specified period.

We estimate that the value of the payments and benefits described in clauses (i) through (iii) above are as follows:

Payment or benefit	C. Christian Winkle	Todd E. Andrews	Daniel J. Schaefer	Todd W. Latz	Bruce W. Elder
Clause (i)	$1,000,000	$450,000	$487,500	$250,000	$225,000
Clause (ii)	400,000	150,000	162,500	125,000	112,500
Clause (iii)	14,000	11,000	17,500	7,000	7,000
Total	$1,414,000	$611,000	$667,500	$382,000	$344,500

In addition, in the event Mr. Winkle has any unvested options, a portion of those unvested options will vest in accordance with the Winkle Employment Agreement.

Payments in the Event of a Sale of the Company and Termination of Employment by the Executive for Good Reason or by Us or Our Successor Without Cause

Pursuant to the employment agreements, in the event of a termination without cause or for good reason due to a Sale of the Company (as defined in the stockholders’ agreement, or within 180 days thereafter, we are obligated to pay termination benefits, effective on the date of such termination, under each of the employment agreements as follows:

(i)    an amount equal to two times the executives then base salary; and

(ii)   a portion of his annual bonus calculated in accordance with the executive’s employment agreement.

If the executive’s employment were to have been terminated by him for Good Reason or by us (or our successor) without Cause in connection with the Sale of the Company on December 31, 2006, and the Sale of the Company were to have occurred on that date, we estimate that the value of the payments and benefits described in clauses (i) and (ii) above that he would have been eligible to receive is as follows:

Payment or benefit	C. Christian Winkle	Todd E. Andrews	Daniel J. Schaefer	Todd W. Latz	Bruce W. Elder
Clause (i)	$1,000,000	$450,000	$487,500	$250,000	$225,000
Clause (ii)	400,000	150,000	162,500	125,000	112,500
Total	$1,400,000	$600,000	$650,000	$375,000	$337,500

Compensation of Directors

Our directors who are not employees of MQ Associates and not employees of CCMP Capital Advisors, LLC (other than Nancy-Ann DeParle, who received compensation in 2006 but will not receive compensation in 2007) receive annual compensation for their services in the form of cash fees and stock options. The level of compensation is dependent upon a number of factors, including level of experience and degree of risk associated with the various board positions. We also reimburse our directors for all out-of-pocket expenses incurred in the performance of their duties as directors. The following table shows total compensation paid to our directors in 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Donald C. Tomasso	$35,000	—	—	$35,000
Nancy-Ann DeParle	$35,000	—	—	$35,000
Anthony R. Masso	$26,250	—	—	$26,250

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. This report is provided by the following independent directors, who along with Mr. Winkle comprise the committee:

Donald C. Tomasso
Benjamin B. Edmands

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the ownership of the Class A common stock and common stock of MQ Associates as of March 29, 2007 by each person known to own beneficially more than 5% of the common stock and Class A common stock; each of our directors; each of our PEO and NEOs; and all of our executive officers and directors as a group.

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. The address for directors and executive officers is: c/o MQ Associates, Inc., 3480 Preston Ridge Road, Suite 600, Alpharetta, Georgia 30005.

Name of beneficial owner	Number of shares of common stock and Class A common stock beneficially owned	Percent of class
MQ Investment Holdings, LLC(1)(2)	75,100,000	72.4%
C. Christian Winkle(3)	1,083,000	1.1%
Gene Venesky(4)	10,011,750	9.9%
John K. Luke(4)	10,011,750	9.9%
Daniel J. Shaefer(5)	3,504,249	3.5%
Todd E. Andrews	—	*
Todd W. Latz(6)	12,000	*
Bruce W. Elder(7)	120,000	*
Nancy-Ann DeParle(8)(9)	160,000	*
Benjamin B. Edmands(9)	—	*
Stephen P. Murray(9)	—	*
Donald Tomasso(10)	8,000	*
All directors and executive officers as a group(1)(11)	79,867,582	75.6%

                 * Less than 1%

       (1) The address of MQ Investment Holdings, LLC and MQ Investment Holdings II, LLC is c/o CCMP Capital Advisors, LLC, 245 Park Avenue, New York, New York 10167.

       (2) Reflects shares held of record by MQ Investment Holdings, LLC and a common stock warrant held by MQ Investment Holdings II, LLC. The general partner of each of MQ Investment Holdings, LLC and MQ Investment Holdings II, LLC is J.P. Morgan Partner (BHCA), L.P. and the general partner of J.P. Morgan Partners (BHCA), L.P. is JPMP Master Fund Manager, L.P. (“MFM”). The general partner of MFM is JPMP Capital Corp. Voting and disposition decisions at JPMP Capital Corp. are made by three or more of its officers, and therefore, no individual officer of JPMP Capital Corp. is the beneficial owner of the securities. The address for JPMP Capital Corp. is 270 Park Avenue, New York, New York, 10017.

       (3) Reflects beneficial ownership of 1,083,333 exercisable stock options at March 29, 2007, representing the vested portion of a total grant of 6,500,000 stock options.

       (4) The address of Messrs. Venesky and Luke is 4300 North Point Parkway, Suite 350, Alpharetta, Georgia 30022.

       (5) Reflects beneficial ownership of 643,749 exercisable stock options at March 29, 2007, representing the vested portion of a total grant of 858,332 stock options.

       (6) Reflects beneficial ownership of 12,000 exercisable stock options at March 29, 2007, representing the vested portion of a total grant of 30,000 stock options.

       (7) Reflects beneficial ownership of 120,000 exercisable stock options at March 29, 2007, representing the vested portion of a total grant of 200,000 stock options.

       (8) Reflects beneficial ownership of 160,000 exercisable stock options at March 29, 2007, representing the vested portion of a total grant of 300,000 stock options.

       (9) Ms. DeParle and Mr. Edmands are Managing Directors, and Mr. Murray is the President and Chief Operating Officer, of CCMP Capital Advisors, LLC (“CCMP Capital”), a private equity firm comprised of the former buyout/growth equity professionals of J.P. Morgan Partners, LLC (“JPMP”) who separated from JPMorgan Chase in August 2006 to form an independent private equity platform. CCMP Capital provides investment management services to JPMP and JPMorgan Chase, including with respect to the investment in MQ Associates. Mr. Murray, Ms. DeParle and Mr. Edmands are serving as directors at the request of MQ Investment Holdings, LLC, an affiliate of JPMP. Mr. Murray, Ms. DeParle and Mr. Edmands each disclaims any beneficial ownership of any shares beneficially owned by MQ Investment Holdings, LLC, MQ Investment Holdings II, LLC or their affiliates (including affiliates of JPMP), except to the extent of their respective pecuniary interest therein, if any.

(10) Reflects beneficial ownership of 8,000 exercisable stock options at March 29, 2007, representing the vested portion of a total grant of 10,000 stock options.

(11) Reflects beneficial ownership of 2,027,082 exercisable stock options held by six executive officers or directors at March 29, 2007, representing the vested portion of a total grant of 7,898,332 stock options.

Equity Compensation Plan Information

This table provides certain information as of December 31, 2006 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	9,467,832	$0.85	7,532,167	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	9,467,832	$0.85	7,532,167

(1)          Under our 2003 Stock Option Plan, we grant incentive stock options and/or nonqualified stock options to employees and directors. The 2003 Stock Option Plan authorizes us to grant up to 16,999,999 options for shares of our common stock. Each option entitles the holder to purchase one share of common stock at the specified option price. Certain options vest over a five-year period, while others vest over a three-year period, and all of the options expire after ten years. For all options granted to date, the exercise price was equal to the fair market value of the underlying stock on the date of grant. As of December 31, 2006, we had granted 15,332,384 stock options, at exercise prices ranging from $0.65 to $3.00. As of December 31, 2006, we had 9,467,832 options outstanding, of which 2,876,282 stock options were vested. These figures and the figures in the table above give effect to the anticipated grant to Mr. Winkle of options to purchase 6,500,000 shares of common stock.

(2)          The number of securities remaining available for future issuance under the 2003 Stock Option Plan includes 5,555,555 options that are only authorized to be granted as “Top-Off Options.” Top-Off Options are only available for grant to then-existing option holders so that they are not diluted in the event that any of our preferred stock is converted into common stock. We currently have 1,976,612 non-Top-Off Options available for future grants under the 2003 Stock Option Plan.

Item 13.                 Certain Relationships and Related Transactions

During the years ended December 31, 2006 and 2005, pursuant to a consulting agreement with Argus Management Corporation, a company owned by John Haggerty, our former interim Chief Financial Officer, and two other principals, we received certain interim management, financial and consulting services related to our restatement and other general corporate matters. Excluding amounts paid to Argus for Mr. Haggerty’s services as former interim Chief Financial Officer, we made aggregate payments in the amount of $0.3 million and $0.8 million to Argus in the years ended December 31, 2006 and 2005, respectively.

Transactions with Former Officers

At December 31, 2006, we leased space for 14 of our imaging centers through lease agreements between certain of our subsidiaries and Image Properties, L.L.C. (“Image Properties”), a company owned by our former Chief Executive Officer and our former President. We guarantee all real estate leases between our subsidiaries and Image Properties. The leases provide for monthly rent of approximately $0.2 million. The leases were amended in September 2006 and are typically for seven-year terms with two five-year renewal options. The leases expire in 2013 (See Note 13, “Commitments and Contingencies” to

our consolidated financial statements located elsewhere in this report for the future minimum payments to be made to Image Properties under these leases). We also leased our corporate headquarters from Image Properties for monthly rent of approximately $0.1 million until the lease expired in October 2006. We made total lease payments under these agreements of approximately $3.9 million, $3.7 million and $3.7 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Pursuant to our Audit Committee Charter, our Audit Committee is responsible for reviewing the terms and conditions of any transactions that involve the company, one of our directors or executive officers or any of their immediate family members, or any other related person transaction required to be disclosed under SEC rules and regulations. These transactions must be approved or ratified by our Audit Committee. In addition, our Corporate Compliance Policy contains disclosure requirements applicable to all of our employees, including our executive officers, relating to actual or potential conflicts of interest.

Item 14.                 Principal Accountant Fees and Services

Fees for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP were as follows:

	December 31,
	2006	2005
Audit Fees	$415,000	$225,000
Audit-Related fees	37,907	—
Tax Fees	36,120	84,752
Other	1,500	—
Total Fees	$490,527	$309,752

Audit fees include fees related to the audit of the consolidated financial statements for the years ended December 31, 2006 and 2005 and the reviews of the quarterly reports for each of the respective years then ended. The audit fees for 2006 include fees associated with the review of the registration statement filed on Form S-1 completed in July 2006. Tax fees for the years ended December 31, 2006 and 2005 related to the review of our December 31, 2005 and 2004 federal income tax returns and tax consulting services. Other fees represent costs incurred for licensing of accounting research software.

Our independent auditors meet on a regular basis with the Audit Committee throughout the fiscal year. Annual audit and tax fees are approved in advance by the Audit Committee during its meeting with the independent auditors in the fourth quarter of every fiscal year. All audit-related fees are approved by the Audit Committee prior to their performance.

Part IV

Item 15(a).   Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

(a)(2)   Financial Statement Schedule

Valuation and Qualifying Accounts	118

(a)(3)   Exhibits. See Index to Exhibits on page E-1

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MQ Associates, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MQ Associates, Inc and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
March 28, 2007
Atlanta, Georgia

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except share data)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$4,601	$11,604
Patient receivables, net of allowances	24,963	27,784
Related party receivables	—	162
Income taxes receivable	—	459
Other receivables	1,944	1,726
Prepaid expenses and other	2,648	2,363
Deferred income taxes	408	649
Total current assets	34,564	44,747
Property and equipment, net	77,432	86,151
Goodwill	34,528	35,335
Certificates of need	15,823	15,917
Other intangible assets, net	326	465
Debt issuance costs, net	11,694	12,122
Other	1,067	2,805
Total assets	$175,434	$197,542

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets (Continued)
December 31, 2006 and 2005
(in thousands, except share data)

	2006	2005
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,800	$11,456
Accrued payroll and related taxes	6,154	6,257
Accrued interest	8,634	8,378
Accrued radiologist fees	3,754	3,845
Other liabilities	1,776	2,063
Other accrued expenses	4,931	8,122
Income taxes payable	163	—
Current portion of long-term debt	528	9,754
Current portion of obligations under capital leases	950	1,157
Total current liabilities	35,690	51,032
Long-term debt	339,909	325,305
Obligations under capital leases	536	1,489
Deferred income taxes	6,427	5,264
Other long-term liabilities	4,177	2,755
Total liabilities	386,739	385,845
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000	55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	70,000	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital	37	—
Accumulated deficit	(281,443)	(258,404)
Total stockholders’ deficit	(281,305)	(258,303)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$175,434	$197,542

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Net revenue from services	$273,514	$292,973	$274,570
Costs and expenses:
Costs of services	124,108	136,069	124,530
Marketing, general and administrative expenses	95,972	104,891	101,497
(Gain) loss on disposal of assets	(112)	1,646	1,550
Depreciation and amortization	34,108	35,856	31,540
Income from operations	19,438	14,511	15,453
Interest expense	40,215	41,200	30,486
Interest income	(207)	(222)	(184)
Equity in earnings of unconsolidated joint ventures	(217)	(275)	(273)
Loss before income taxes	(20,353)	(26,192)	(14,576)
Provision for income taxes	2,686	3,026	2,121
Net loss	$(23,039)	$(29,218)	$(16,697)

The accompanying notes are an integral part of the consolidated financial statements.

MQ ASSOCIATES, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share data)

	Class A Common Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2003	72,100,000	$72	28,605,000	$29	$62,113	$(194,402)	$(132,188)
Dividends					(62,113)	(18,087)	(80,200)
Net loss						(16,697)	(16,697)
Balance, December 31, 2004	72,100,000	72	28,605,000	29	—	(229,186)	(229,085)
Net loss						(29,218)	(29,218)
Balance, December 31, 2005	72,100,000	72	28,605,000	29	—	(258,404)	(258,303)
Expense related to stock options					37		37
Net loss						(23,039)	(23,039)
Balance, December 31, 2006	72,100,000	$72	28,605,000	$29	$37	$(281,443)	$(281,305)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities
Net loss	$(23,039)	$(29,218)	$(16,697)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,108	35,856	31,540
Accreted bond interest	12,572	11,164	3,630
Amortization of bond discount	315	279	246
Amortization of debt issuance costs	428	2,341	2,106
Bad debt expense	14,305	15,397	17,140
Compensation related to stock options	37	—	—
Deferred income taxes	1,404	1,277	1,177
Equity in earnings of unconsolidated joint ventures	(217)	(275)	(273)
Distributions from unconsolidated joint ventures	408	515	299
(Gain) loss on disposal of assets	(112)	1,646	1,550
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables	(11,484)	(7,157)	(13,540)
Related party and other receivables	(56)	1,314	(412)
Prepaid expenses and other current assets	(285)	206	639
Other assets	791	935	(662)
Accounts payable	(2,808)	(3,478)	4,353
Accrued payroll and related taxes	(103)	1,317	(1,422)
Income taxes receivable/payable	622	(715)	158
Other liabilities	(287)	1,313	500
Other accrued expenses	(1,488)	1,784	2,938
Net cash provided by operating activities	25,111	34,501	33,270
Cash flows used in investing activities
Purchase of property and equipment	(28,290)	(17,125)	(44,805)
Proceeds from sale of property and equipment	5,269	94	—
Acquisitions of businesses	—	(2,500)	(8,317)
Investment in unconsolidated joint ventures	—	—	(149)
Non-acquisition intangibles	(425)	(98)	—
Net cash used in investing activities	$(23,446)	$(19,629)	$(53,271)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Cash flows used in financing activities
Payments of obligations under capital leases	$(1,160)	$(1,165)	$(1,026)
Sale of preferred stock	—	20,000	—
Payment of debt issuance costs	—	—	(3,185)
Proceeds from senior credit facility	10,000	29,613	53,000
Proceeds from senior discount notes, net of discount	—	—	84,778
Payments on senior credit facility	(10,000)	(52,113)	(38,500)
Payments on Tranche B term loan	(7,508)	(600)	(600)
Dividends	—	—	(80,200)
Net cash provided used in financing activities	(8,668)	(4,265)	14,267
Net (decrease) increase in cash and cash equivalents	(7,003)	10,607	(5,734)
Cash and cash equivalents, beginning of year	11,604	997	6,731
Cash and cash equivalents, end of year	$4,601	$11,604	$997
Supplemental disclosure of cash flow information
Cash paid for interest	$26,300	$26,807	$23,829
Cash paid for taxes, net	$921	$2,464	$912
Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired	$39	$2,500	$9,499
Less liabilities assumed	—	—	(1,182)
	$39	$2,500	$8,317
Equipment acquired through capital lease	$—	$—	$1,235

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except share data)

1.                 Business

MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary, and MedQuest’s subsidiaries (collectively, the “Company”), as of December 31, 2006 operated 90 outpatient diagnostic imaging centers in locations throughout the United States of America, predominantly in the southeastern and southwestern regions. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and bill governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

2.      Liquidity and Capital Resources

The Company’s net losses have been approximately $23.0 million, $29.2 million and $16.7 million during the years ended December 31, 2006,  2005 and 2004, respectively, while cash generated from operations has been approximately $25.1 million, $34.5 million, and $33.2 million for those respective years. Total indebtedness at December 31, 2006, net of future accretion and amortization, was approximately $341.9 million, and estimated cash requirements to fund principle and interest payments due in 2007 are approximately $27.9 million. Estimated cash requirements for debt service (principal and interest) in 2008, 2009 and 2010 are approximately $51.0 million, $64.0 million and $78.6 million, respectively.

The Company estimates that it’s 2007 revenue, net losses and cash from operations will be negatively impacted by approximately $11.0 million as a result of Deficit Reduction Act of 2005 (“DRA”) and the lower Medicare reimbursements beginning January 1, 2007.

In response to these and other business matters, the Company has developed its 2007 business plan. The 2007 business plan contemplates a number of performance enhancing initiatives to improve operational efficiency and financial performance. These initiatives involve revenue enhancements and cost savings in nearly every component of its business, including payor contracting, purchasing arrangements, data network efficiency, staffing levels, billing center consolidations, employee benefits redesign, improved collection processes to decrease bad debt and increase cash flow, and scheduling and transcription processes.

While there can be no assurances, based upon its 2007 business plan, management believes the Company will remain in compliance with all of the terms of its debt covenants (as described in Note 9), and will also maintain sufficient liquidity throughout 2007.

If the Company is unable to achieve its planned 2007 business plan results, it will have to consider other actions, including obtaining covenant waivers or amendments from its lenders, delaying or eliminating planned capital expenditures, debt refinancing, additional sources of capital, asset sales and further cost reductions, among others. There can be no assurance the Company will be able to successfully execute these other actions.

The Company has commenced discussions with its lenders regarding the Senior Credit Facility, with a view of extending the term of the Revolving Credit portion beyond its scheduled term of August 2007, modifying the amortization of the Tranche B term loan and modifying certain financial covenants.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

3.                 Accounting Policies

Principles of consolidation

MedQuest is a wholly-owned subsidiary of MQA. MQA has no material assets or operations other than its ownership of 100% of the outstanding capital stock of MedQuest. The consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles (“GAAP”) and include the assets, liabilities, revenues and expenses of all majority owned subsidiaries over which the Company exercises control. The Company uses the equity method of accounting for its investment in two joint ventures at December 31, 2006 and 2005. All intercompany transactions have been eliminated in consolidation.

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

Revenue recognition

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the services are provided, based upon the estimated amounts due from patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. The Company’s patient accounting system currently does not record contractual adjustments at the time of billing. Instead, contractual adjustments are estimated based on historical collection experience. These estimates are subject to variances associated with changes in composition of payor and scan mix, as well as changes in reimbursement rates. Contractual payment terms are generally based upon predetermined contracted rates per procedure. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become known or as the service years are no longer subject to audit, review or investigation.

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

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The concentration of gross patient receivables by payor class, as a percentage of total gross patient receivables as of December 31, 2006 and 2005 is as follows:

	As of December 31,
	2006	2005
Managed care and commercial payors	52.3%	55.3%
Medicare	17.0%	17.9%
Medicaid	4.8%	5.3%
Other third party payors, including patients	14.0%	11.4%
Other governmental payors	11.9%	10.1%
Total	100.0%	100.0%

Due to the nature and complexities associated with estimating the allowances for contractual adjustments, patient receivables by payor class are presented on a gross basis before such adjustments. The estimated contractual adjustment rate varies across payor classes and should not be uniformly applied on a pro rata-basis to determine net patient receivables.

During the years ended December 31, 2006, 2005 and 2004, approximately 20.8%, 21.3% and 19.0%, respectively, of our gross revenues related to patients participating in the Medicare program. While the Company derives significant revenues and accounts receivable from government agencies, it does not believe there are significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than the Company’s other third-party payors, the percentage of the Company’s Medicare charges in patient receivables differs from the percentage of the Company’s Medicare revenues. The Company does not believe that there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its patient receivables.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. The Company writes off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net patient receivables include only those amounts the Company estimates it will collect.

Bad debt expense is included in marketing, general and administrative expenses and is summarized in the following table.

	Year Ended December 31,
	2006	2005	2004
Bad debt expense	$14,305	$15,397	$17,140

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

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Property and equipment

The Company records property and equipment at cost. Assets are depreciated on a straight-line basis over their estimated useful lives and leasehold improvements are amortized over the shorter of their estimated economic lives or the lease term. Useful lives are as follows:

Useful lives in years
Technical equipment	5
Leasehold improvements	2 to 15
Buildings	39
Office equipment and other	7
Computer equipment	3
Furniture and fixtures	7

Assets under capital leases are recorded at the present value of the minimum lease payments at the inception of the lease term and are amortized on a straight-line basis over the lease term.

Maintenance and repairs of property and equipment are expensed in the period incurred. All replacements or improvements that increase the estimated useful life of an asset are capitalized. Assets that are sold, retired or otherwise disposed of are removed from the respective asset cost and accumulated depreciation accounts and any gain or loss is included in the results of operations.

Operating leases are accounted for in accordance with SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”  Those pronouncements require the recognition of fixed rental payments, including rent escalations, on a straight-line basis over the term of the lease.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” and, beginning January 1, 2002, the Company no longer amortized goodwill and began testing goodwill for impairment using a fair value approach, at the reporting unit level. A reporting unit is the operating segment or business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at the component level. On an ongoing basis, absent any impairment indicators, the Company performs its goodwill impairment testing as of December 31 of each year. For the year ended December 31, 2006, the loss on disposal of assets related to closed centers included a charge of $1,031 related to goodwill.

In accordance with SFAS No. 142, the Company amortizes the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2006, our definite useful lived intangible assets do not have an estimated residual value. The Company also reviews those assets for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets,” whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. As of December 31, 2006, intangible assets with definite useful lives consisted primarily of non-compete agreements. The Company considers certificates of

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

need, which are required by certain states prior to the acquisition of high cost capital items, including diagnostic imaging equipment, before providing health care services, to be indefinite lived intangible assets.

Long-lived assets

Under SFAS No. 144, the Company assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. The Company measures the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. The Company measures the amount of impairment of other long-lived assets (excluding goodwill) by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values.

For the year ended December 31, 2004, the Company recorded an impairment charge of approximately $1,900 related to certain proprietary computer software. The computer software consisted of a proprietary radiology information system combined with a standalone accounts receivable module. The system was partially implemented in December 2002, but encountered scalability problems that ultimately led to the Company’s determination to discontinue its implementation. In 2004, replacement software that satisfied the Company’s growth needs was identified and implemented. As a result, an impairment charge was taken for a substantial portion of the cost of the prior software and amortization was accelerated for the portion that remained in use. The portion subject to accelerated amortization was fully amortized in June 2005.

Center closing costs

The Company provides for closed center liabilities based on the present value of the estimated remaining noncancellable lease payments after the closing date, net of estimated subtenant income. The Company estimates the net lease liabilities using a discount rate to calculate the present value of the remaining lease payments on closed centers. The closed center lease liabilities usually are paid over the lease terms associated with the closed centers, which generally have remaining terms ranging from 0 to 8 years. Any adjustment to closed center liabilities related to changes in subtenant income or actual exit costs differing from original estimates are made in the period in which the change becomes known.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The following table summarizes accrual activity for the future lease obligations of centers closed in the normal course of business:

Liability for closed centers
Balance at December 31, 2004	$603
Additions for closed centers	724
Interest accreted	—
Payments	(405)
Balance at December 31, 2005	922
Additions for closed centers	299
Interest accreted	71
Early termination of leases	(465)
Payments	(292)
Balance at December 31, 2006	$535

Costs of services

Costs of services consists of compensation related to radiologists, technicians and transcriptionists, combined with supplies, building rental, utilities and other expenses directly related to generating revenue from services.

Stock based compensation

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment,” (“SFAS 123R”). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share based payment transactions. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value of employee share options and similar instruments is estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption during the period when vesting occurs. Prior year financial statements are not restated. The application of SFAS 123R resulted in the Company recognizing a charge of approximately $37 for compensation cost, net of taxes, for the year ended December 31, 2006, based on the estimated grant-date fair value of all awards.

Prior to January 1, 2006, the Company accounted for stock incentives, available to employees and non-employees, under its stock-based compensation plan (the “2003 Stock Option Plan”) using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company had adopted the provisions of SFAS No. 123, which required disclosure of the pro forma effects on earnings and earnings per share as if SFAS No.123 had been adopted.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The Company has computed the value of all options granted using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2006	2005	2004
Risk free interest rate	N/A(1)	4.26%	3.59%
Expected dividend yield	N/A(1)	0.00%	0.00%
Expected lives (in years)	N/A(1)	5	5

(1)          Black-Scholes assumptions are not applicable in 2006 since there were no grants of stock options.

In 2004, the Company issued 5,686,384 stock options under the 2003 Stock Option Plan. Of these issuances, 4,863,884 stock options, in the aggregate, were issued to certain executive officers of the Company. These options were issued as incentive stock options with exercise prices ranging from $1.50 to $3.00 and a three year vesting period. Approximately 3,147,220 of the 4,863,884 stock options issued to the executive officers expired in April 2005 in connection with separation agreements with certain executive officers and 858,332 stock options expired in November 2006 upon the resignation of another executive officer. The remaining 802,500 stock options were issued as non-qualified stock options with exercise prices ranging from $0.65 to $1.05 and a five year vesting period.

In 2005, the Company issued, or was contractually obligated to issue, 6,630,000 stock options under the 2003 Stock Option Plan. These include 6,500,000 options that the Company is obligated to issue to an executive officer pursuant to an employment agreement. These options have not yet been issued, but when they are, they will be issued effective October 24, 2005 and will be incentive stock options with an exercise price of $0.65 and a three year vesting period as provided for in his employment agreement dated October 24, 2005.

There were no stock option grants in 2006. The weighted average fair value of options at grant date amounted to $0.00 and $0.02 for the years ended December 31, 2005 and 2004.

Prior to January 1, 2006, the Company used the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, did not recognize compensation expense for its stock-based awards to employees. The following table reflects pro forma net income as if the Company had elected to adopt the fair value approach of SFAS No. 123:

	Year ended December 31,
	2005	2004
Net loss as reported	$(29,218)	$(16,697)
Fair value based compensation cost, net of taxes	(47)	(56)
Pro forma net loss	$(29,265)	$(16,753)

Certain other disclosures are required with respect to stock compensation under the provisions of SFAS No. 123 and are included in Note 17.

Advertising expense

The Company expenses all advertising costs as incurred. Advertising expense was $2,432, $2,572 and $3,111 for the years ended December 31, 2006, 2005 and 2004, respectively.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Deferred Financing Costs

The Company capitalizes debt issuance costs and amortizes them into interest expense using the interest method over the lives of the related debt instruments. In the fourth quarter of 2006, the Company corrected an immaterial non-cash error and as a result, reduced 2006 interest expense by $1,748.

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

Fair value of financial instruments

The carrying value of cash and cash equivalents, patient receivables, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these accounts. Borrowings under the Senior Credit Facility, described in Note 8, bear interest at variable rates, which approximate market. The 11 7/8% senior subordinated notes, described in Note 8, bear interest at fixed rates. The 12¼% senior discount notes, described in Note 8, bear interest at fixed rates. The estimates of fair value are based upon quoted market prices for these issues of long-term debt. The estimated fair value of the Company’s long-term debt was $107,625 below its carrying value at December 31, 2006 and $28,959 below its carrying value at December 31, 2005.

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

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

offset by changes in the fair value or cash flows of the underlying exposure being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

New accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No.123 and supersedes APB No. 25. SFAS No. 123R requires that, at the grant-date, the fair value of all share-based payment awards, including employee stock options, be recognized as employee compensation expense in the income statement. SFAS No. 123R is effective for the first annual reporting period beginning after June 15, 2005. The Company adopted SFAS No. 123R effective January 1, 2006, using the modified-prospective transition method. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption during the period when vesting occurs. Prior year financial statements are not restated. The adoption of SFAS No. 123R did not have a material impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or a cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted SAB No. 108 for its fiscal year-ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the years ended December 31, 2005 and 2004 to conform to the presentation for the year ended December 31, 2006.

4.                 Acquisitions

During each of the years ended December 31, 2006 and 2005, the Company acquired one entity that provides medical diagnostic imaging services to patients.

The following table summarizes the estimated fair values of the assets acquired and the aggregate purchase price of acquisitions:

	Year ended December 31,
	2006	2005
Property and equipment	$—	$250
Non-compete agreements	—	250
Certificates of need	—	1,943
Other intangibles	39	—
Goodwill	—	57
Aggregate purchase price	$39	$2,500

The goodwill acquired in relation to the above transactions is expected to be deductible for tax purposes. The acquisitions made during the years ended December 31, 2006 and 2005 were consummated in order to maintain and enhance the Company’s operations in existing markets. There were no acquired

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

intangibles subject to amortization for the acquisition made during the year ended December 31, 2006. The weighted average amortization period for acquired intangibles subject to amortization was 39 months for the acquisition made during the year ended December 31, 2005.

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

	Unaudited pro forma Year ended December 31,
	2006	2005	2004
Net revenue from services	$273,514	$292,973	$277,570
Net loss	$(23,039)	$(29,218)	$(17,081)

5.                 Patient Receivables

Patient receivables consist of the following:

	As of December 31,
	2006	2005
Patient receivables	$57,702	$67,032
Less: Allowances for contractual adjustments and doubtful accounts	(32,739)	(39,248)
Patient receivables, net	$24,963	$27,784

6.                 Property and Equipment

Property and equipment, including assets under capital lease obligations, consists of the following:

	As of December 31,
	2006	2005
Technical equipment	$164,322	$155,869
Leasehold improvements	45,346	41,806
Land and buildings	701	754
Office equipment and other	4,909	4,135
Computer equipment	13,945	14,260
Furniture and fixtures	5,963	5,502
Construction in process	9,442	13,426
	244,628	235,752
Less accumulated depreciation	(167,196)	(149,601)
	$77,432	$86,151

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Construction in process consists primarily of technical equipment that has not been placed in service and leasehold improvements at centers that had not been completed at the balance sheet date.

Depreciation expense amounted to $33,941, $35,609 and $31,223 for the years ended December 31, 2006, 2005 and 2004, respectively.

Leases

The Company leases certain land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2018, and certain equipment under capital leases expiring at various dates through 2008. Operating leases generally have 5 to 10 year terms, with one or more renewal options. Various facility leases include provisions for rent escalation or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties, and those amounts are not material. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index (“CPI”) while others have fixed escalation terms. The excess of expense over current payments is recognized as straight-line rental accrual payments and is included in other long-term liabilities in the accompanying consolidated financial statements, as follows:

	As of December 31,
	2006	2005
Straight-line rental accrual	$3,413	$2,084

Future minimum lease payments at December 31, 2006, for equipment under capital lease obligations having an initial or remaining non-cancelable lease term in excess of one year are as follows:

Year
2007	$982
2008	505
2009	—
Total minimum lease payments	1,487
Less interest portion	(77)
Present value of minimum lease payments, including current portion of $1,046	$1,410

Property and equipment under capital leases was $1,440 and $2,479, net of accumulated depreciation of $4,492 and $3,511 at December 31, 2006 and 2005, respectively. Capital lease obligations were initially recorded using discount rates ranging from 5.0% to 6.6%.

Collateralized Assets

Pursuant to the Senior Credit Facility and the indenture for the 11 7/8% Notes (as defined below) described in Note 8, the Company’s obligations under those agreements are collateralized by substantially all of the assets of the Company and the common stock of all subsidiaries. Refer to Note 8, Long-Term Debt, for additional information regarding the agreements.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

7.                 Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired companies. For the year ended December 31, 2006, the loss on disposal of assets related to closed centers included a charge of $1,031 related to goodwill. The following details the changes in the carrying value:

	Year ended December 31,
	2006	2005
Beginning balance, net	$35,335	$35,264
Acquired	—	57
Retirements	(1,031)	—
Adjustments	224	14
Ending balance, net	$34,528	$35,335

Other intangible assets not subject to amortization, gross carrying amount:

	As of December 31,
	2006	2005
Certificates of need, beginning balance	$15,917	$13,599
Acquisitions	—	1,943
Additions	20	375
Retirements	(114)	—
Certificates of need, ending balance	$15,823	$15,917

Other intangible assets subject to amortization:

	As of December 31,
	2006	2005
Non-compete agreements and other intangibles, gross	$2,576	$2,587
Accumulated amortization	(2,250)	(2,122)
	$326	$465

Amortization expense amounted to $167, $246 and $317 for the years ended December 31, 2006, 2005 and 2004, respectively.

Total estimated amortization expense related to the other intangible assets, subject to amortization, for the next five years is as follows:

Years ending December 31,	Estimated amortization expense
2007	$117
2008	85
2009	69
2010	7
2011 and thereafter	9

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

8.                 Other Accrued Expenses

Other accrued expenses consist of the following:

	As of December 31,
	2006	2005
Accrued operating costs	$1,856	$3,414
Accrued professional fees	990	893
Accrued rent and related expenses	812	2,423
Other	1,273	1,392
	$4,931	$8,122

See Note 13 for information regarding related party transactions.

9.                 Long-Term Debt

Long-term debt consists of the following:

	As of December 31,
	2006	2005
Revolving credit facility, due August 2007	$—	$—
Tranche B term facility, due through September 2009	50,992	58,500
11 7/8% senior subordinated notes, net of discount of $2,699 and $3,013, due August 2012	177,301	176,987
12¼% senior discount notes, including accretion of $27,366 and $14,794, due August 2012	112,144	99,572
	340,437	335,059
Less current portion of long-term debt	(528)	(9,754)
	$339,909	$325,305

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

MQ Associates. Inc. & Subsidiaries
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

Equity transaction

On September 7, 2005, in connection with the consummation of the consent solicitations discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, MQA entered into a Securities Purchase Agreement (the “SPA”) with MQ Investment Holdings II, LLC, pursuant to which MQA issued and sold to MQ Investment Holdings II, LLC (i) 20,000,000 shares of Series A Redeemable Preferred Stock and (ii) warrants to purchase 3,000,000 shares of MQA’s Common Stock at an exercise price of $0.01 per share, in exchange for $20,000.

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

Revolving credit facility

Borrowings under the revolving credit facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. There were no borrowings under the revolving credit facility at December 31, 2006 and 2005. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum of the amount of unused revolving credit commitments. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to adjustment based upon the Company’s consolidated leverage ratio, as defined. The available borrowings under the revolving credit facility, net of $533 and $633 in letters of credit at December 31, 2006 and 2005, respectively, amounted to $79,467 and $79,367 at December 31, 2006 and 2005, respectively.

Tranche B term facility

Borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings are based upon the Eurodollar rate (5.37% and 4.69% at December 31, 2006 and 2005, respectively) and amounted to $50,992 and $58,500 at December 31, 2006 and 2005, respectively.

Commencing with the fiscal year ended December 31, 2004, and annually thereafter, a specified percentage (currently 75%, subject to downward adjustment based on our consolidated leverage ratio) of excess cash flow, as defined in the Senior Credit Facility, must be applied against certain outstanding

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

borrowings under the Senior Credit Facility. For the years ended December 31, 2006 and 2005, the Company generated excess cash flows, as defined in the Senior Credit Facility, of $0 and $9.3 million, respectively. The Company made a mandatory repayment of $7.0 million on April 7, 2006.

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

12¼% Senior discount notes

In August 2004, MQA issued $136,000 aggregate principal amount at maturity 12¼% senior discount notes (“12¼% Notes”) due in August 2012 and MQA received gross proceeds of $84,778, which represented a discount to the aggregate principal amount at maturity. The 12¼% Notes are uncollateralized obligations of MQA. Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues from August 15, 2008, and is payable semi-annually in arrears commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12¼% Notes in cash on February 15, 2010, or at MQA’s option on August 15, 2008.

The 12¼% Notes also provide for an optional early redemption by MQA, in their entirety, upon a change in control, as defined, on or after August 15, 2005 and prior to August 15, 2008 at the redemption prices expressed as a percentage of accreted value as follows:

Twelve months beginning August 15,	Optional redemption price
2005	118.000%
2006	115.000%
2007	112.000%

MQ Associates. Inc. & Subsidiaries
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

On or after August 15, 2008, MQA may redeem all or a part of 12¼% Notes at the redemption prices expressed as a percentage of accreted value, plus accrued and unpaid cash interest as follows:

Twelve months beginning August 15,	Optional redemption price
2007	109.000%
2008	106.000%
2009	103.000%
2010 and thereafter	100.000%

The 12¼% Notes contain certain covenants, including covenants limiting the Company’s ability to incur additional indebtedness and make restricted payments.

Debt issuance costs amounting to $18,857, with respect to the Senior Credit Facility, the 11 7/8% Notes and 12¼% Notes were capitalized and are being amortized into interest expense over the lives of the related debt instruments.

Future maturities of long-term debt, including the effects of the discount, are as follows:

Years ending December 31,	Amount
2007	$528
2008	25,364
2009	25,100
2010	40,524
2011	—
Thereafter	248,921
$340,437

10.          Redeemable Preferred Stock

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

MQ Associates. Inc. & Subsidiaries
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

The Series A Preferred Stock and Series B Preferred Stock may be redeemed at the option of the holder upon the consummation of a QPO at a redemption price of $55,000 for all of the Series A Preferred Stock and $15,000 for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of Common Stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned QPO or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of Common Stock. The Company has not accreted to the fair value of the additional shares of Common Stock to be issued upon redemption of the Series B Preferred Stock because the Company does not believe that the redemption trigger is probable as of December 31, 2006.

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

11.          Capital Structure

MQA’s articles of incorporation authorize 385,000,000 shares of capital stock consisting of (i) 195,000,000 shares of Common Stock, par value $.001, (ii) 115,000,000 shares of Class A common stock, $.001 par value, and (iii) 75,000,000 shares of Preferred Stock, par value $.001, of which (a) 55,000,000 shares are designated as Series A Convertible Redeemable Preferred Stock, (b) 15,000,000 shares are designated as Series B Convertible Redeemable Preferred Stock, and (c) 5,000,000 shares are not designated at December 31, 2006.

The Class A common stock is convertible, on a one-for-one basis, into Common Stock at the option of the holder or upon the occurrence of an underwritten public offering, as defined. The Class A common stock and Common Stock have identical rights, except that the Class A common stock ranks senior to the Common Stock in the event of a liquidation or sale of MQA.

MQ Associates. Inc. & Subsidiaries
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

13.          Commitments and Contingencies

From time to time, the Company, due to the nature of its business, is subject to litigation and/or regulatory actions, the resolution of which could result in a materially adverse impact upon the Company’s financial position and operating results. At December 31, 2006, the Company was not aware of any such proceedings, other than those disclosed below, that could result in a materially adverse financial impact.

SEC Inquiry

The staff of the SEC has commenced a formal inquiry concerning, among other things, the Company’s previous announcement that it expected to restate its financial statements for prior periods and its inability to timely file our 2004 Annual Report and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (which, in each case, were subsequently filed). While the Company is continuing to cooperate with the SEC, it cannot predict the outcome of the inquiry. Such inquiry could have a material adverse effect on the Company’s business, financial condition and results of operations.

Future Commitments

The Company’s future commitments at December 31, 2006 were as follows:

(a) The Company leases office space and radiology equipment under non-cancelable operating lease agreements and has certain other maintenance agreements for its various locations. The leases and maintenance agreements expire at various dates through 2018 with options to renew for varying terms. Certain of the leases for office space are with related parties (see Note 14).

The future minimum payments under lease and other agreements are as follows:

Year	Related Party	Non-Related Party	Total
2007	$1,686	$21,347	$23,033
2008	1,614	11,222	12,836
2009	1,614	9,147	10,761
2010	1,614	4,489	6,103
2011	1,614	2,741	4,355
Thereafter	2,688	4,099	6,787
	$10,830	$53,045	$63,875

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Terms of certain leases include escalation clauses and require payment of costs such as property taxes, utilities, insurance and maintenance. Rent expense for leases with escalation clauses or other lease concessions is accounted for on a straight-line basis beginning with the earlier of the lease commencement date or the date the Company takes possession. Portions of certain properties are subleased to others for periods generally ranging from 1 to 21 months. Rent expense for non-related party leases, which includes equipment rentals, was $14,907, $12,079, and $9,776 for the years ended December 31, 2006, 2005, and 2004, respectively.

Rent expense (under operating leases) consists of:

	Years ended December 31,
	2006	2005	2004
Minimum rentals	$12,592	$15,330	$13,659
Deferred rent expense	204	464	467
Sublease income	(220)	(83)	(53)
	$12,576	$15,711	$14,073

The Company’s maintenance expense related to the non-cancelable maintenance agreements was $10,199, $10,564, and $8,709 for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense for related party leases was $3,874, $3,632, and $3,883 for the years ended December 31, 2006, 2005 and 2004, respectively.

(b) The Company has employment agreements with certain of its executive officers that provide for the payment of a base salary plus an annual bonus, and include non-compete provisions for up to two years following the executive officer’s termination of employment. The employment agreements have terms that expire on various dates through October 2010 and provide that if the executive officer is terminated without cause, such executive officer is entitled to receive payments equal to their base salary amount and, in some cases, a portion of their annual bonus, for a specified period of time which could extend up to 24 months, depending upon the executive officer. The base salaries provided for during the entire term of the employment agreements range from $225 to $500 per year.

14.          Related Party Transactions

The Company leases space for 14 of its imaging centers through lease agreements between certain of its subsidiaries and Image Properties. The Company guarantees all real estate leases between its subsidiaries and Image Properties. The leases provide for monthly rent in amounts ranging from $7 to $25. The leases were amended in September 2006 and are typically for seven-year term with two five-year renewal options. The leases expire in 2013. The Company also leased its corporate headquarters from Image Properties for monthly rent of approximately $73 until the lease expired in October 2006. The Company made total lease payments under these agreements of $3,874, $3,654, and $3,732, in the years ended December 31, 2006, 2005 and 2004, respectively. The Company also paid management fees of $0, $120 and $249 to Image Properties for the years ended December 31, 2006, 2005 and 2004.

Historically, the Company made advances to Image Properties for building and leasehold improvements made on behalf of the Company. The Company had receivables of $0 and $162 at December 31, 2006 and 2005, for costs incurred on behalf of Image Properties. The Company earned

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

interest income on the balance at a rate of approximately 6% per annum of the outstanding receivable balance.

Pursuant to an agreement with Image Aviation, LLC, a company also owned by the Company’s former Chief Executive Officer and former President, the Company paid expenses of $0, $128 and $683 for the years ended December 31, 2006, 2005 and 2004 for certain aviation services. In March 2005, the Company terminated its agreement with Image Aviation.

The Company paid, from the net proceeds received in connection with the issuance of the 12¼% Notes in August 2004, a dividend to its stockholders in the amount of $80,200.

During the years ended December 31, 2006 and 2005, pursuant to a consulting agreement with Argus Management Corporation, a company owned by John Haggerty, our former interim Chief Financial Officer, and two other principals, we received certain interim management, financial and consulting services related to our restatement and other general corporate matters. Excluding amounts paid to Argus for Mr. Haggerty’s services as former interim Chief Financial Officer, we made aggregate payments in the amount of $315 and $826 to Argus in the years ended December 31, 2006 and 2005, respectively.

15.          Income Taxes

The provision for federal and state income taxes is as follows:

	Year ended December 31,
	2006	2005	2004
Current tax expense
Federal	$—	$—	$—
State	1,328	1,749	944
	1,328	1,749	944
Deferred tax expense/(benefit)
Federal	1,358	1,117	1,031
State	—	160	146
	1,358	1,277	1,177
	$2,686	$3,026	$2,121

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are:

	As of December 31,
	2006	2005
Deferred tax assets
Loss carryforwards	$36,177	$30,118
Accounts receivable	949	95
Other prepaid assets	453	453
Accrued payroll	432	406
Other accrued expenses	265	1,025
Other long-term liabilities	1,341	816
Total deferred tax assets	39,617	32,913
Deferred tax liabilities
Property and equipment	(5,331)	(9,286)
Intangible assets	(6,531)	(4,038)
Other assets	(51)	(118)
Total deferred tax liabilities	(11,913)	(13,442)
Valuation allowance	(33,723)	(24,086)
Net deferred tax liability	$(6,019)	$(4,615)

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, reversal of deferred tax liabilities, length of carryback and carryforward periods and implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2006, management has determined that based on all available evidence, a valuation allowance of $33,723 is appropriate. Approximately $1,300 of this valuation allowance, if reversed, would result in an increase in additional paid-in capital rather than benefit.

As of December 31, 2006, the Company had approximately $85,833 of federal and $158,845 of state loss carryforwards available to reduce taxable income. The loss carryforwards expire through 2026.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The tax provision/(benefits) differs from the amount that would be calculated by applying the federal statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	$(7,124)	$(9,167)	$(5,101)
State income taxes	(753)	(1,392)	(902)
Valuation allowance	9,637	13,453	8,128
Other	926	132	(4)
Provision for income taxes	$2,686	$3,026	$2,121

16.          Retirement Plan

In April 2005, the Company changed service providers for its 401(k) defined contribution plan (the “Plan”) maintained for all eligible employees. There were no substantive changes to the Plan as a result of the change in service providers, other than a reduction in the service requirement from nine months to one month. Under the Plan, employees who have completed the minimum period of service and have met certain other eligibility requirements may make voluntary contributions to the retirement program in the form of salary reductions. The Company, at the discretion of the Board of Directors, may make contributions to the Plan equal to a percentage of each employee’s wages. Employer contributions for the years ended December 31, 2006, 2005 and 2004 amounted to $256, $264 and $208, respectively.

17.          Stock Option Plan

In April 2003, the Company adopted an employee stock option plan (“2003 Stock Option Plan”) that provides for the issuance of incentive stock options and non-qualified stock options for the purchase of 16,999,999 shares of the Company’s common stock. The 2003 Stock Option Plan was adopted with an effective date of January 1, 2003 and terminates ten years from the effective date, unless terminated sooner. Options vest ratably over three to five year periods on successive grant date anniversaries and may be issued at a grant price of no less than fair market value on the date of grant.

In 2004, the Company issued 5,686,384 stock options under the 2003 Stock Option Plan. Of these issuances, 4,863,884 stock options, in the aggregate, were issued to certain executive officers of the Company. These options were issued as incentive stock options with exercise prices ranging from $1.50 to $3.00 and a three year vesting period. Approximately 3,147,220 of the 4,863,884 stock options issued to the executive officers expired in April 2005 in connection with separation agreements with certain executive officers and 858,332 stock options expired in November 2006 upon the resignation of another executive officer. The remaining 822,500 stock options were issued as non-qualified stock options with exercise prices ranging from $0.65 to $1.05 and a five year vesting period.

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

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

There were no grants of stock options in 2006. The weighted average fair value of options at grant date amounted to $0.00 and $0.02 for the years ended December 31, 2005 and 2004.

The following table summarizes information related to stock options for the years ended December 31, 2004, 2005 and 2006:

	Options		Exercise Price	Weighted Average Exercise Price
Outstanding January 1, 2004	2,961,000		$1.00	$1.00
Granted	5,686,384		0.65 – 3.00	1.94
Forfeited	432,500		1.00 – 1.05	1.01
Cancelled	—		—	—
Outstanding, January 1, 2005	8,214,884		0.65 – 3.00	1.65
Granted(1)	6,630,000		0.65	0.65
Forfeited	3,809,720		0.65 – 3.00	1.92
Cancelled	—		—	—
Outstanding, January 1, 2006	11,035,164		0.65 – 3.00	0.95
Granted	—		—	—
Forfeited	1,567,332		0.65 – 3.00	1.59
Cancelled	—		—	—
Outstanding, December 31, 2006	9,467,832		$0.65 – 3.00	$0.85
Exercisable, December 31, 2006	2,876,282		$0.65 – 3.00	$1.10
Shares available for future grants	7,532,167	(2)

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

(2)          The number of securities remaining available for future issuance under the 2003 Stock Option Plan includes 5,555,555 options that are only authorized to be granted as “Top-Off Options.” Top-Off Options are only available for grant to then-existing option holders so that they are not diluted in the event that any of our preferred stock is converted into common stock. We currently have 1,976,612 non-Top-Off Options available for future grants under the 2003 Stock Option Plan.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

The following table sets forth information related to options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options		Weighted Average Remaining Contractual Life	Number of Options	Aggregate Intrinsic Value(1)
$0.65	6,935,000	(2)	8.75	1,251,333
1.00	1,557,000		6.01	934,200
1.05	117,500		7.01	47,000
1.50	429,166		7.01	321,875
2.50	214,583		7.01	160,937
3.00	214,583		7.01	160,937
	9,467,832		8.12	2,876,282	$—

(1)          The aggregate intrinsic value for all options outstanding and exercisable as of December 31, 2006 was $0, since these options are not in-the-money.

(2)          The Company’s Chief Executive Officer is entitled, pursuant to his employment contract, to receive a grant of stock options to purchase 6,500,000 shares of MQA’s common stock. Although the definitive documentation with respect to this grant has not yet been executed, when executed, the grant will be effective as of October 24, 2005. The figures in the table above give effect to this anticipated grant.

Prior to January 1, 2006, the Company used the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, did not recognize compensation expense for its stock-based awards to employees. The Company recognized $37 in 2006 for stock based compensation awards which is included in marketing, general and administrative expenses in the Consolidated Statement of Operations.

18.          Management and Services Scheduling Agreement

On October 20, 2004, the Company and One Call Medical, Inc. (“One Call”), a non-affiliated third party, entered into a Management and Services Scheduling Agreement (the “Agreement”) with respect to the operations of Occupational Solutions, Inc., a wholly owned subsidiary of the Company (“Occ Sol”). Under the Agreement, the Company licensed certain of Occ Sol’s intellectual property, including the Occupational Solutions name, leased office space and equipment to One Call and assigned all of its service contracts in exchange for which One Call agreed to pay the Company $2,100 in quarterly service fees over the term of the Agreement. According to GAAP, the transaction was deemed a sale of assets with a net book value of $0. This transaction gave rise to a receivable with a present value of approximately $1,500. The balance of this receivable at December 31, 2006 was approximately $598.

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

19.          Results of Quarterly Operations (unaudited)

Presented below are the unaudited quarterly consolidated statements of operations data for each of the eight quarters beginning January 1, 2005 and ending December 31, 2006. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any one quarter are not necessarily indicative of the results to be expected for any future quarter.

	Quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total
2006
Net revenues from services	$71,764	$69,058	$67,878	$64,814	$273,514
Costs and expenses:
Costs of services	32,591	31,617	29,929	29,971	124,108
Marketing, general and administrative expenses	25,197	24,151	23,091	23,533	95,972
(Gain) loss on disposal of assets	129	1,372	(2,255)	642	(112)
Depreciation and amortization	8,711	8,438	8,336	8,623	34,108
Income from operations	5,136	3,480	8,777	2,045	19,438
Interest expense, net	10,342	10,446	10,558	8,662	40,008
Equity in earnings of unconsolidated joint ventures	(44)	(72)	(61)	(40)	(217)
Loss before income taxes	(5,162)	(6,894)	(1,720)	(6,577)	(20,353)
Provision for income taxes	675	274	530	1,207	2,686
Net loss	$(5,837)	$(7,168)	$(2,250)	$(7,784)	$(23,039)

	Quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total
2005
Net revenues from services	$73,935	$74,520	$74,289	$70,229	$292,973
Costs and expenses:
Costs of services	34,316	34,640	33,551	33,562	136,069
Marketing, general and administrative expenses	26,557	26,539	27,386	24,409	104,891
Loss on disposal of assets	1,145	98	—	403	1,646
Depreciation and amortization	9,091	9,049	8,803	8,913	35,856
Income from operations	2,826	4,194	4,549	2,942	14,511
Interest expense, net	8,872	10,247	10,909	10,950	40,978
Equity in earnings of unconsolidated joint ventures	(66)	(58)	(58)	(93)	(275)
Loss before income taxes	(5,980)	(5,995)	(6,302)	(7,915)	(26,192)
Provision for income taxes	773	775	815	663	3,026
Net loss	$(6,753)	$(6,770)	$(7,117)	$(8,578)	$(29,218)

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

20.          Consolidating Financial Statements

The following tables present consolidating financial information as required for the years ended December 31, 2006, 2005 and 2004 for: 1) MQA (parent); 2) MedQuest (issuer); 3) the guarantors (on a combined basis) of the 11 7/8% Notes (which represent all MedQuest subsidiaries) and 4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity compositions at the respective dates. Separate financial statements of MedQuest, as issuer of the 11 7/8% Notes, and the subsidiary guarantors are not presented because each subsidiary guarantor is 100% owned by MQA, all guarantees are full and unconditional, and all guarantees are joint and several.

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

MQ Associates. Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Balance Sheets December 31, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,873	$—	$2,728	$—	$4,601
Patient receivables, net of allowances			24,963		24,963
Other receivables			1,944		1,944
Prepaid expenses and other			2,648		2,648
Deferred income taxes			408		408
Total current assets	1,873	—	32,691	—	34,564
Property and equipment, net			77,432		77,432
Goodwill			34,528		34,528
Certificates of need			15,823		15,823
Other intangible assets, net			326		326
Debt issuance costs, net	2,483	9,211			11,694
Other			1,067		1,067
Total assets	$4,356	$9,211	$161,867	$—	$175,434
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$8,800	$—	$8,800
Accrued payroll and related taxes			6,154		6,154
Accrued interest		8,634			8,634
Accrued radiologist fees			3,754		3,754
Other liabilities			1,776		1,776
Other accrued expenses			4,931		4,931
Income taxes payable			163		163
Current portion of long-term debt		528			528
Current portion of obligations under capital leases			950		950
Total current liabilities	—	9,162	26,528	—	35,690
Intercompany payable	61,387	(262,948)	201,561		—
Investment in subsidiaries	42,129	77,362		(119,491)	—
Long-term debt	112,145	227,764			339,909
Obligations under capital leases			536		536
Deferred income taxes			6,427		6,427
Other long-term liabilities			4,177		4,177
Total liabilities	215,661	51,340	239,229	(119,491)	386,739
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital	37				37
Accumulated deficit	(281,443)	(42,129)	(77,362)	119,491	(281,443)
Total stockholders’ deficit	(281,305)	(42,129)	(77,362)	119,491	(281,305)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$4,356	$9,211	$161,867	$—	$175,434

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share data)

Consolidating Balance Sheets December 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2,204	$—	$9,400	$—	$11,604
Patient receivables, net of allowances			27,784		27,784
Related party receivables			162		162
Income taxes receivable			459		459
Other receivables			1,726		1,726
Prepaid expenses and other			2,363		2,363
Deferred income taxes			649		649
Total current assets	2,204	—	42,543	—	44,747
Property and equipment, net			86,151		86,151
Goodwill			35,335		35,335
Certificates of need			15,917		15,917
Other intangible assets, net			465		465
Debt issuance costs, net	2,705	9,417			12,122
Other			2,805		2,805
Total assets	$4,909	$9,417	$183,216	$—	$197,542
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$11,456	$—	$11,456
Accrued payroll and related taxes			6,257		6,257
Accrued interest	119	8,259			8,378
Accrued radiologist fees			3,845		3,845
Other liabilities			2,063		2,063
Other accrued expenses			8,122		8,122
Current portion of long-term debt		9,754			9,754
Current portion of obligations under capital leases			1,157		1,157
Total current liabilities	119	18,013	32,900	—	51,032
Intercompany payable	61,644	(286,416)	224,772		—
Investment in subsidiaries	31,876	83,964		(115,840)	—
Long-term debt	99,573	225,732			325,305
Obligations under capital leases			1,489		1,489
Deferred income taxes			5,264		5,264
Other long-term liabilities			2,755		2,755
Total liabilities	193,212	41,293	267,180	(115,840)	385,845
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital					—
Accumulated deficit	(258,404)	(31,876)	(83,964)	115,840	(258,404)
Total stockholders’ deficit	(258,303)	(31,876)	(83,964)	115,840	(258,303)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$4,909	$9,417	$183,216	$—	$197,542

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Consolidating Statements of Operations
Year Ended December 31, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$273,514	$—	$273,514
Costs and expenses:
Costs of services			124,108		124,108
Marketing, general and administrative expenses	34		95,938		95,972
(Gain) loss on disposal of assets			(112)		(112)
Depreciation and amortization			34,108		34,108
Income (loss) from operations	(34)	—	19,472	—	19,438
Interest expense	12,794	16,855	10,566		40,215
Interest income	(42)		(165)		(207)
Equity earnings of unconsolidated joint ventures			(217)		(217)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(12,786)	(16,855)	9,288	—	(20,353)
Provision for income taxes			2,686		2,686
Income (loss) before equity in earnings of consolidated subsidiaries	(12,786)	(16,855)	6,602	—	(23,039)
Equity in earnings of consolidated subsidiaries	(10,253)	6,602		3,651	—
Net income (loss)	$(23,039)	$(10,253)	$6,602	$3,651	$(23,039)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Consolidating Statements of Operations
Year Ended December 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$292,973	$—	$292,973
Costs and expenses:
Costs of services			136,069		136,069
Marketing, general and administrative expenses			104,891		104,891
Loss on disposal of assets			1,646		1,646
Depreciation and amortization			35,856		35,856
Income from operations	—	—	14,511	—	14,511
Interest expense	11,935	16,655	12,610		41,200
Interest income	(15)		(207)		(222)
Equity earnings of unconsolidated joint ventures			(275)		(275)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(11,920)	(16,655)	2,383	—	(26,192)
Provision for income taxes			3,026		3,026
Income (loss) before equity in earnings of consolidated subsidiaries	(11,920)	(16,655)	(643)	—	(29,218)
Equity in earnings of consolidated subsidiaries	(17,298)	(643)		17,941	—
Net income (loss)	$(29,218)	$(17,298)	$(643)	$17,941	$(29,218)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Consolidating Statements of Operations
Year Ended December 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$274,570	$—	$274,570
Costs and expenses:
Costs of services			124,530		124,530
Marketing, general and administrative expenses			101,497		101,497
Loss on disposal of assets			1,550		1,550
Depreciation and amortization			31,540		31,540
Income from operations	—	—	15,453	—	15,453
Interest expense	3,797	26,313	376		30,486
Interest income			(184)		(184)
Equity earnings of unconsolidated joint ventures			(273)		(273)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,797)	(26,313)	15,534	—	(14,576)
Provision for income taxes			2,121		2,121
Income (loss) before equity in earnings of consolidated subsidiaries	(3,797)	(26,313)	13,413	—	(16,697)
Equity in earnings of consolidated subsidiaries	(12,900)	13,413		(513)	—
Net income (loss)	$(16,697)	$(12,900)	$13,413	$(513)	$(16,697)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Consolidating Statements of Cash Flows
Year Ended December 31, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(23,039)	$(10,253)	$6,602	$3,651	$(23,039)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization			34,108		34,108
Accreted bond interest	12,572				12,572
Amortization of bond discount		315			315
Amortization of debt issuance costs	222	206			428
Bad debt expense			14,305		14,305
Compensation related to stock options	37				37
Deferred income taxes			1,404		1,404
Equity in earnings of unconsolidated joint ventures			(217)		(217)
Distributions from unconsolidated joint ventures			408		408
Gain on disposal of assets			(112)		(112)
Equity in earnings of consolidated subsidiary	10,253	(6,602)		(3,651)	—
Changes in operating assets and liabilities:
Patient receivables			(11,484)		(11,484)
Intercompany payable		15,959	(15,959)		—
Related party and other receivables			(56)		(56)
Prepaid expenses and other current assets			(285)		(285)
Other assets			791		791
Accounts payable			(2,808)		(2,808)
Accrued payroll and related taxes			(103)		(103)
Income taxes receivable/payable			622		622
Other liabilities			(287)		(287)
Other accrued expenses	(119)	375	(1,744)		(1,488)
Net cash (used in) provided by operating activities	(74)	—	25,185	—	25,111
Cash flows used in investing activities
Purchase of property and equipment			(28,290)		(28,290)
Proceeds from sale of property and equipment			5,269		5,269
Acquisitions of businesses			—		—
Non-acquisition intangibles			(425)		(425)
Net cash used in investing activities	$—	$—	$(23,446)	$—	$(23,446)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Consolidating Statements of Cash Flows
Year Ended December 31, 2006 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in financing activities
Payments of obligations under capital leases	$—	$—	$(1,160)	$—	$(1,160)
Proceeds from senior credit facility			10,000		10,000
Payments on senior credit facility			(10,000)		(10,000)
Intercompany payable	(257)		(7,251)	7,508	—
Intercompany receivable		7,508		(7,508)	—
Payment of Tranche B term loan		(7,508)			(7,508)
Net cash used in financing activities	(257)	—	(8,411)	—	(8,668)
Net decrease in cash and cash equivalents	(331)	—	(6,672)	—	(7,003)
Cash and cash equivalents, beginning of year	2,204		9,400		11,604
Cash and cash equivalents, end of year	$1,873	$—	$2,728	$—	$4,601
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$26,300	$—	$26,300
Cash paid for taxes, net	$—	$—	$921	$—	$921
Supplemental schedule of noncash investing and financing activities
Acquisition
Fair value of assets acquired	$—	$—	$39	$—	$39
Less liabilities assumed
	$—	$—	$39	$—	$39

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Consolidating Statements of Cash Flows
Year Ended December 31, 2005

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(29,218)	$(17,298)	$(643)	$17,941	$(29,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization			35,856		35,856
Accreted bond interest	11,164				11,164
Amortization of bond discount		279			279
Amortization of debt issuance costs	410	1,931			2,341
Bad debt expense			15,397		15,397
Deferred income taxes			1,277		1,277
Equity in earnings of unconsolidated joint ventures			(275)		(275)
Distributions from unconsolidated joint ventures			515		515
Loss on disposal of assets			1,646		1,646
Equity in earnings of consolidated subsidiary	17,298	643		(17,941)	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables			(7,157)		(7,157)
Intercompany payable	234	13,947		(14,181)	—
Intercompany receivable			(14,181)	14,181	—
Related party and other receivables			1,314		1,314
Prepaid expenses and other current assets			206		206
Other assets	(7)	7	935		935
Accounts payable			(3,478)		(3,478)
Accrued payroll and related taxes			1,317		1,317
Income taxes receivable/payable			(715)		(715)
Other liabilities			1,313		1,313
Other accrued expenses	119	491	1,174		1,784
Net cash (used in) provided by operating activities	—	—	34,501	—	34,501

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Consolidating Statements of Cash Flows
Year Ended December 31, 2005 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in investing activities
Purchase of property and equipment	—	—	(17,125)	—	(17,125)
Proceeds from the sale of property and equipment			94		94
Acquisition of businesses			(2,500)		(2,500)
Non-acquisition intangibles			(98)		(98)
Net cash used in investing activities	$—	$—	$(19,629)	$—	$(19,629)
Cash flows used in financing activities
Payments of obligations under capital leases	$—	$—	$(1,165)	$—	$(1,165)
Intercompany payable	(18,355)	23,100	(4,745)		—
Intercompany receivable					—
Sale of preferred stock	20,000				20,000
Proceeds from senior credit facility		29,613			29,613
Payments on senior credit facility		(52,113)			(52,113)
Payment of Tranche B term loan		(600)			(600)
Net cash used in financing activities	1,645	—	(5,910)	—	(4,265)
Net increase in cash and cash equivalents	1,645	—	8,962	—	10,607
Cash and cash equivalents, beginning of year	559		438		997
Cash and cash equivalents, end of year	$2,204	$—	$9,400	$—	$11,604
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$26,087	$—	$26,087
Cash paid for taxes, net	$—	$—	$2,464	$—	$2,464
Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired	$—	$—	$2,500	$—	$2,500
Less liabilities assumed
	$—	$—	$2,500	$—	$2,500

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Consolidating Statements of Cash Flows
Year Ended December 31, 2004

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(16,697)	$(12,900)	$13,413	$(513)	$(16,697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization			31,540		31,540
Accreted bond interest	3,630				3,630
Amortization of bond discount		246			246
Amortization of debt issuance costs	167	1,939			2,106
Bad debt expense			17,140		17,140
Deferred income taxes			1,177		1,177
Equity in earnings of unconsolidated joint ventures			(273)		(273)
Distributions from unconsolidated joint ventures			299		299
Loss on disposal of assets			1,550		1,550
Equity in earnings of consolidated subsidiary	12,900	(13,413)		513	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables			(13,540)		(13,540)
Intercompany payable		26,480	2,842	(29,322)	—
Intercompany receivable		(2,842)	(26,480)	29,322	—
Related party and other receivables			(412)		(412)
Prepaid expenses and other current assets			639		639
Other assets			(662)		(662)
Accounts payable			4,353		4,353
Accrued payroll and related taxes			(1,422)		(1,422)
Income taxes payable			158		158
Other liabilities			500		500
Other accrued expenses		490	2,448		2,938
Net cash (used in) provided by operating activities	—	—	33,270	—	33,270

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(in thousands)

Consolidating Statements of Cash Flows
Year Ended December 31, 2004 (Continued)

Cash flows used in investing activities
Purchase of property and equipment	—	—	(44,805)	—	(44,805)
Acquisition of businesses			(8,317)		(8,317)
Investment in unconsolidated joint ventures			(149)		(149)
Net cash used in investing activities	$—	$—	$(53,271)	$—	$(53,271)
Cash flows used in financing activities
Payments of obligations under capital leases	$—	$—	$(1,026)	$—	$(1,026)
Intercompany payable		39,003	53,737	(92,740)	—
Intercompany receivable	(737)	(53,000)	(39,003)	92,740	—
Payment of debt issuance costs	(3,282)	97			(3,185)
Proceeds from senior credit facility		53,000			53,000
Payments on senior credit facility		(38,500)			(38,500)
Payment of Tranche B term loan		(600)			(600)
Proceeds from long-term debt	84,778				84,778
Dividends	(80,200)				(80,200)
Net cash used in financing activities	559	—	13,708	—	14,267
Net increase in cash and cash equivalents	559	—	(6,293)	—	(5,734)
Cash and cash equivalents, beginning of year			6,731		6,731
Cash and cash equivalents, end of year	$559	$—	$438	$—	$997
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$23,829	$—	$23,829
Cash paid for taxes, net	$—	$—	$912	$—	$912
Supplemental schedule of noncash investing and financing activities
Acquisition of businesses
Fair value of assets acquired	$—	$—	$9,499	$—	$9,499
Less liabilities assumed			(1,182)		(1,182)
	$—	$—	$8,317	$—	$8,317

MQ ASSOCIATES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006
(in thousands)

	Balance at beginning of year	Charges to bad debt expense	Charges to revenues	Other(1)	Balance at end of year
December 31, 2006 Allowances for contractual adjustments and doubtful accounts	$39,248	14,305	266,224	(287,038)	$32,739
December 31, 2005 Allowances for contractual adjustments and doubtful accounts	$49,611	15,397	292,428	(318,188)	$39,248
December 31, 2004 Allowances for contractual adjustments and doubtful accounts	$44,623	17,140	261,069	(273,221)	$49,611

(1)          Includes write-off of contractual adjustments (representing the difference between our charge for a procedure and what we ultimately receive from payors) and write-off of uncollectible accounts.

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

3.1(1)	Certificate of Incorporation of MedQuest, Inc.
3.2(1)	By-laws of MedQuest, Inc.
3.3(1)	Fourth Amended and Restated Certificate of Incorporation of MQ Associates.
3.4(1)	Second Amended and Restated By-laws of MQ Associates.
3.5(18)	Certificate of Increase of MQ Associates, Inc.
4.1(1)	Indenture by and among MedQuest, Inc., MQ Associates, as guarantor, the subsidiary guarantors parties thereto, and Wachovia Bank, National Association, as Trustee dated as of August 15, 2002.
4.2(1)	Form of Senior Subordinated Note, Series B, due 2012 (included as exhibit B to the Indenture filed as Exhibit 4.1).
4.3(1)	Registration Rights Agreement by and among MedQuest, Inc., the guarantors listed therein, J.P. Morgan Securities Inc., UBS Warburg LLC and Wachovia Securities, Inc. dated as of August 15, 2002.
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

4.10(15)	Seventh Supplemental Indenture dated as of August 15, 2005 among MedQuest, Inc., MQ Associates, Inc., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.
4.11(8)	Indenture by and among MQ Associates, Inc., and Wachovia Bank, National Association, as Trustee dated as of August 24, 2004
4.12(8)	Form of Senior Discount Note, Series B, due 2012 (included as exhibit B to the Indenture filed as Exhibit 4.11).
4.13(8)	Registration Rights Agreement by and among MQ Associates, Inc., J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, dated as of August 24, 2004.
4.14(14)	First Supplemental Indenture dated as of August 15, 2005 between MQ Associates, Inc. and Wachovia Bank, National Association, as trustee.
4.15(19)	Stock Subscription Warrant of MQ Associates, Inc.
4.16(22)

Eighth Supplemental Indenture dated as of November 9, 2006, by and among MedQuest, Inc., MQ Associates, Inc., as guarantor, the subsidiary guarantors party to the Indenture, Northwest Diagnostic Imaging, Inc. and Bank of New York, as trustee.

10.1(7)

Amended and Restated Credit Agreement among MQ Associates, MedQuest, Inc., as Borrower, the Several Lenders from time to time parties hereto, JPMorgan Chase Bank, as Syndication Agent and Wachovia Bank, National Association, as Documentation Agent and Administrative Agent dated as of September 3, 2003.

10.2(8)

First Amendment to Amended and Restated Credit Agreement by and among MQ Associates, Inc., Medquest, Inc. as Borrower, the Several Lenders from time to time parties thereto and Wachovia Bank, National Association, as Administrative Agent, dated as of August 16, 2004.

10.3(9)

Limited Waiver and Agreement, dated as of February 14, 2005 among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.4(10)

Second Limited Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of March 30, 2005 among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.5(11)

Third Limited Waiver to Amended and Restated Credit Agreement, dated as of May 13, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.6(12)

Amendment to Third Limited Waiver to Amended and Restated Credit Agreement, dated as of June 30, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.7(13)

Restated Amendment to Third Limited Waiver to Amended and Restated Credit Agreement, effective as of July 29, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.8(16)

Letter Agreement in respect of Third Limited Waiver to Amended and Restated Credit Agreement, effective as of August 13, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.9(17)

Letter Agreement in respect of Third Limited Waiver to Amended and Restated Credit Agreement, effective as of August 31, 2005, among MQ Associates, Inc., MedQuest, Inc., the Lenders identified on the signature pages thereto, and Wachovia Bank, National Association, as administrative agent for the Lenders.

10.10(20)

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

10.13(1)	Registration Rights Agreement by and among MQ Associates and each of its stockholders dated August 15, 2002.
10.14(23)*	Amended and Restated Employment Agreement by and between Michael Villa and MedQuest, Inc. dated as of August 15, 2002.
10.15(24)*	Second Amended and Restated Employment Agreement by and among Daniel J. Schaefer, MQ Associates, Inc. and MedQuest, Inc., dated as of November 7, 2006.
10.16*	Amended and Restated Employment Agreement by and between Bruce W. Elder and MedQuest, Inc. dated as of March 29, 2007.
10.17(25)	Stockholders’ Agreement by and among MQ Associates and each of the stockholders named on Schedule I thereto dated August 15, 2002.
10.18(26)

Land and Building Lease by and between Image Properties, LLC and Palmetto Imaging, Inc. dated as of February 17, 1995 including Schedule I, which identifies substantially similar documents omitted and material differences in omitted documents from the agreement filed as Exhibit 10.11.

10.19(27)

Personal Guaranty by and between Image Properties, LLC and Palmetto Imaging, Inc. dated as of February 17, 1995 including Schedule I, which identifies substantially similar documents omitted and material differences in omitted documents form the agreement filed as Exhibit 10.12.

10.20(28)

Multi-Vendor Program Agreement by and between MedQuest Associates, Inc. and Philips Medical Systems North America, dated as of January 24, 2003. (A request for confidential treatment of certain omitted provisions of this exhibit has been submitted pursuant to Rule 406 of the Securities Act of 1933. The entire agreement has been filed separately with the Securities and Exchange Commission.)

10.21(29)	Service Maintenance Agreement by and between MQ Associates and Hitachi Medical Systems America, Inc., dated as of January 1, 2001.
10.22(4)*	2003 Stock Option Plan.

10.23(30)	Corporate Compliance Plan.
10.24(31)*	Consulting Agreement by and among MQ Associates, Inc., Argus Management Corp. and John G. Haggerty, dated as of March 14, 2005.
10.25(32)	Amendment No.1 to Stockholders’ Agreement by and among MQ Associates and each of the stockholders named on Schedule I thereto, dated April 28, 2005.
10.26(33)*	First Amendment to MQ Associates, Inc. 2003 Stock Option Plan.
10.27(34)*	Form of Stock Option Agreement pursuant to MQ Associates, Inc. 2003 Stock Option Plan.
10.28(21)	Securities Purchase Agreement dated as of September 7, 2005 between MQ Associates, Inc. and MQ Investment Holdings II, LLC.
10.29(35)*	Employment Agreement by and among C. Christian Winkle, MQ Associates, Inc. and MedQuest, Inc., dated as of October 24, 2005.
10.30 (36)	Amendment No. 2 to Stockholders’ Agreement, by and among MQ Associates, Inc. and each of the stockholders named on Schedule I thereto, dated October 24, 2005.
10.31(37)*	Amended and Restated Employment Agreement by and among Todd W. Latz, MQ Associates, Inc. and MedQuest, Inc., dated as of January 1, 2006.
10.32(38)*	Employment Agreement by and among Todd E. Andrews, MQ Associates, Inc. and MedQuest, Inc., dated as of April 7, 2006.
10.33(39)	Amendment No. 3 to Stockholders’ Agreement, by and among MQ Associates, Inc. and each of the stockholders named on Schedule I thereto, dated May 12, 2006.
10.34(40)

Form of Land and Building Lease by and between Image Properties, LLC and MedQuest, Inc. subsidiaries dated as of August 31, 2006, including Schedule I, which identifies substantially similar documents omitted and material differences in omitted documents from the agreement filed as Exhibit 10.40.

12.1	Statement re: computation of ratios of earning to fixed charges.
21.1	List of subsidiaries of MQ Associates.
31.1	Certification of C. Christian Winkle pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Todd E. Andrews pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of C. Christian Winkle pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Todd E. Andrews pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(18) Incorporated by reference to Exhibit 3.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(19) Incorporated by reference to Exhibit 4.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(20) Incorporated by reference to Exhibit 10.1 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(21) Incorporated by reference to Exhibit 10.2 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed September 8, 2005.

(22)   Incorporated by reference to the exhibit of the same exhibit number as filed as an exhibit to MQ Associates, Inc.’s Form 10-Q for the quarter ended September 30, 2006.

(23) Incorporated by reference to Exhibit 10.17 as filed as an exhibit to MQ Associates, Inc.’s Form S-4 as filed with the Commission on November 22, 2002 (Commission file number 333-101399).

(24) Incorporated by reference to Exhibit 10.18 as filed as an exhibit to MQ Associates, Inc.’s Form 10-Q for the quarter ended September 30, 2006.

(25) Incorporated by reference to Exhibit 10.20 as filed as an exhibit to MQ Associates, Inc.’s Form S-4 as filed with the Commission on November 22, 2002 (Commission file number 333-101399).

(26) Incorporated by reference to Exhibit 10.21 as filed as an exhibit to MQ Associates, Inc.’s Form S-4 as filed with the Commission on November 22, 2002 (Commission file number 333-101399).

(27) Incorporated by reference to Exhibit 10.22 as filed as an exhibit to MQ Associates, Inc.’s Form S-4 as filed with the Commission on November 22, 2002 (Commission file number 333-101399).

(28) Incorporated by reference to Exhibit 10.23 as filed as an exhibit to MQ Associates, Inc.’s Amendment No. 1 to Form S-4 as filed with the Commission on December 31, 2002 (Commission file number 333-101399).

(29) Incorporated by reference to Exhibit 10.24 as filed as an exhibit to MQ Associates, Inc.’s Amendment No. 1 to Form S-4 as filed with the Commission on December 31, 2002 (Commission file number 333-101399).

(30) Incorporated by reference to Exhibit 10.26 as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2003.

(31) Incorporated by reference to Exhibit 10.28 as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2004.

(32) Incorporated by reference to Exhibit 10.32 as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2004.

(33) Incorporated by reference to Exhibit 10.33 as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2004.

(34) Incorporated by reference to Exhibit 10.34 as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2004.

(35) Incorporated by reference to Exhibit 10.36 as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2005.

(36) Incorporated by reference to Exhibit 10.37 as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2005.

(37) Incorporated by reference to Exhibit 10.38 as filed as an exhibit to MQ Associates, Inc.’s Form 10-K for the year ended December 31, 2005.

(38) Incorporated by reference to Exhibit 10.39 as filed as an exhibit to MQ Associates, Inc.’s Form 10-Q for the quarter ended March 31, 2006.

(39) Incorporated by reference to Exhibit 10.40 as filed as an exhibit to MQ Associates, Inc.’s Form 8-K filed May 12, 2006.

(40) Incorporated by reference to Exhibit 10.40 as filed as an exhibit to MQ Associates, Inc.’s Form 10-Q for the quarter ended September 30, 2006.

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
Dated: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ C. CHRISTIAN WINKLE	Chief Executive Officer	March 30, 2007
C. Christian Winkle	(Principal Executive Officer)
/s/ TODD E. ANDREWS	Chief Financial Officer (Principal	March 30, 2007
Todd E. Andrews	Financial and Accounting Officer)
/s/ DONALD C. TOMASSO	Director	March 30, 2007
Donald C. Tomasso
/s/ STEPHEN P. MURRAY	Director	March 30, 2007
Stephen P. Murray
/s/ NANCY-ANN DEPARLE	Director	March 30, 2007
Nancy-Ann DeParle
/s/ BENJAMIN B. EDMANDS	Director	March 30, 2007
Benjamin B. Edmands
/s/ ANTHONY R. MASSO	Director	March 30, 2007
Anthony R. Masso

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering MQ Associates, Inc.’s last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders covering the 2006 fiscal year or will be sent to security holders subsequent to the filing of this report.