Form 10-Q
period 2007-03-31
MQ ASSOCIATES INC
filed 2007-05-15
CIK 1198233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

At May 8, 2007, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

Forward-Looking Statements

This report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. We can give no assurance that such forward-looking statements will prove to be correct. Among the most important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the results of the previously announced inquiry by the Securities and Exchange Commission (“SEC”) or any other future action taken by the SEC, general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs, and the additional risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”), as well as in our other periodic reports filed with the SEC.

All forward-looking statements in this report apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligations to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets
(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,919	$4,601
Patient receivables, net of allowances	25,789	24,963
Other receivables	1,963	1,944
Prepaid expenses and other	5,049	2,648
Deferred income taxes	352	408
Total current assets	35,072	34,564
Property and equipment, net	75,754	77,432
Goodwill	34,528	34,528
Certificates of need	15,844	15,823
Other intangible assets, net	290	326
Debt issuance costs, net	11,145	11,694
Other	1,009	1,067
Total assets	$173,642	$175,434

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Cash overdraft	$2,132	$—
Accounts payable	7,797	8,800
Accrued payroll and related taxes	6,272	6,154
Accrued interest	2,709	8,634
Accrued radiologist fees	4,013	3,754
Other liabilities	1,625	1,776
Other accrued expenses	7,376	4,931
Income taxes payable	214	163
Current portion of long-term debt	668	528
Current portion of obligations under capital leases	880	950
Total current liabilities	33,686	35,690
Long-term debt	350,344	339,909
Obligations under capital leases	335	536
Deferred income taxes	6,781	6,427
Other long-term liabilities	4,810	4,177
Total liabilities	395,956	386,739
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000	55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	70,000	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital	49	37
Accumulated deficit	(292,464)	(281,443)
Total stockholders’ deficit	(292,314)	(281,305)
Total liabilities and stockholders’ deficit	$173,642	$175,434

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
Net revenue from services	$62,833	$71,764
Costs and expenses:
Costs of services	30,127	32,591
Marketing, general and administrative expenses	24,475	25,197
Loss on disposal of assets	26	129
Depreciation and amortization	7,595	8,711
Income from operations	610	5,136
Interest expense	10,804	10,393
Interest income	(30)	(51)
Equity in earnings of unconsolidated joint ventures	(22)	(44)
Loss before income taxes	(10,142)	(5,162)
Provision for income taxes	442	675
Net loss	$(10,584)	$(5,837)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(10,584)	$(5,837)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,595	8,711
Accreted bond interest	3,384	3,005
Amortization of bond discount	85	75
Amortization of debt issuance costs	549	590
Bad debt expense	3,642	3,685
Compensation related to stock options	12	—
Deferred income taxes	410	319
Equity in earnings of unconsolidated joint ventures	(22)	(44)
Proceeds from unconsolidated joint ventures	—	120
Loss on disposal of assets	26	129
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables	(4,468)	(4,046)
Related party and other receivables	(19)	(423)
Prepaid expenses and other current assets	(2,401)	(1,692)
Other assets	115	284
Accounts payable	(1,003)	(2,519)
Accrued payroll and related taxes	118	1,141
Income taxes payable	51	403
Other liabilities	—	4
Other accrued expenses	(3,176)	(2,220)
Net cash (used in) provided by operating activities	(5,686)	1,685
Cash flows used in investing activities
Purchase of property and equipment	(5,986)	(5,884)
Proceeds from sale of property and equipment	44	840
Non-acquisition intangibles	(21)	(3)
Net cash used in investing activities	$(5,963)	$(5,047)
Cash flows provided by (used in) financing activities
Cash overdraft	$2,132	$—
Proceeds from note payable	283	—
Payments on note payable	(45)	—
Payments of obligations under capital leases	(271)	(285)
Proceeds from senior credit facility	13,000	—
Payments on senior credit facility	(6,000)	—
Payments on Tranche B term loan	(132)	(150)
Net cash provided by (used in) financing activities	8,967	(435)
Net decrease in cash and cash equivalents	(2,682)	(3,797)
Cash and cash equivalents, beginning of period	4,601	11,604
Cash and cash equivalents, end of period	$1,919	$7,807
Supplemental disclosure of cash flow information
Cash paid for interest	$12,664	$12,414
Cash paid for taxes, net	$12	$—

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data or as otherwise disclosed)

1.                 Business and Basis of Presentation

As of March 31, 2007, MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary of MQA, and MedQuest’s subsidiaries (collectively with MQA and MedQuest, the “Company”), operated 89 outpatient diagnostic imaging centers located in 13 states, primarily in the southeastern and southwestern United States. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and bill governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”). In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007.

2.                 Liquidity and Capital Resources

The Company had a net loss of $10,584 for the three months ended March 31, 2007 and net losses of $23,039, $29,218 and $16,697 for the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in operations was $5,686 for the three months ended March 31, 2007, while cash provided by operations was $25,111, $34,501 and $33,270 for the years ended December 31, 2006, 2005 and 2004, respectively Total indebtedness at March 31, 2007, net of future accretion and amortization, was approximately $352,227, and estimated cash requirements to fund principle and interest payments due in 2007 are approximately $27,488. Estimated cash requirements for debt service (principal and interest) in 2008, 2009 and 2010 are approximately $51,578, $63,993 and $78,559, respectively.

The Company estimates that its 2007 revenue, net losses and cash from operations will be negatively impacted by approximately $11,000 as a result of Deficit Reduction Act of 2005 (“DRA”) and the lower Medicare reimbursements that began January 1, 2007.

In response to these and other business matters, the Company has developed its 2007 business plan. The 2007 business plan contemplates a number of performance enhancement initiatives to improve operational efficiency and financial performance. These initiatives involve revenue enhancements and cost savings in nearly every component of its business, including payor contracting, purchasing arrangements, data network efficiency, reduction of staffing levels, billing center consolidations, employee benefits redesign, improved collection processes to decrease bad debt and increase cash flow, and scheduling and transcription processes.

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

The Company has commenced discussions with its lenders regarding the Senior Credit Facility, with a view of extending the term of, or refinancing, the Revolving Credit portion which is scheduled to mature in August 2007, modifying the amortization of the Tranche B term loan and modifying certain financial covenants. While there can be no assurances, management believes the Company will remain in compliance with all of its current or amended debt covenants, and will also maintain sufficient liquidity throughout 2007.

3.                 New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, SFAS No. 159 may have on its consolidated financial statements.

4.                 Income taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The implementation of FIN 48 by the Company required an increase to reserves for uncertain tax positions of $437 and a corresponding charge to beginning accumulated deficit. As of January 1, 2007, the Company had approximately $1,620 of total gross unrecognized state tax benefits. Of this total, approximately $1,195 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax expense in any future periods.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters for years through 2001. While not currently under IRS examination, the 2002 through 2006 tax years remain open until such time as the Company is able to begin utilizing federal net operating losses.

The Company’s continuing practice is to recognize material interest and/or penalties related to income tax matters in income tax expense. The Company had $195 accrued for interest and $57 accrued for penalties at March 31, 2007.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

5.                 Contingencies

From time to time, the Company, due to the nature of its business, is subject to litigation and/or regulatory actions, the resolution of which could result in a materially adverse impact upon the Company’s financial position and operating results. At March 31, 2007, the Company was not aware of any such proceedings, other than those disclosed below, that could result in a materially adverse financial impact.

SEC Inquiry

The staff of the SEC has commenced a formal inquiry concerning, among other things, the Company’s previous announcement that it expected to restate its financial statements for prior periods and its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 (which, in each case, were subsequently filed). While the Company is continuing to cooperate with the SEC, the Company cannot predict the outcome of the inquiry. Such inquiry could have a material adverse effect on the Company’s business, financial condition and results of operations.

Analytic Medical Imaging, Ltd.

On February, 28, 2007, the Company, through its subsidiary Phoenix Diagnostic Imaging, Inc. (“PDI”), filed a lawsuit against Analytic Medical Imaging, Ltd. d/b/a/ Arizona Medical Imaging (“AMI”), its exclusive radiology provider in the eleven greater Phoenix, Arizona centers, for breach of the Radiology Interpretive Services and Medical Director Agreement (“ISA”), with only 5 days’ notice. The lawsuit is based on AMI’s wrongful termination of the ISA, insufficient notice of termination and bad faith, as well as for tortious interference with PDI’s business relations. In addition, PDI filed a motion for temporary restraining order (“TRO”) in the Superior Court, Maricopa County, Arizona. The TRO sought to prohibit AMI from abandoning its staffing of PDI’s centers on such inappropriate and insufficient notice. On February 28, 2007, the Superior Court granted PDI’s motion for a TRO and set a preliminary injunction hearing for March 19, 2007.

At the conclusion of the preliminary injunction hearing on March 19, 2007, the Superior Court extended the TRO through March 26, 2007 and ordered the parties to engage in emergency arbitration to determine whether further injunctive relief was appropriate. The Superior Court also referred the underlying lawsuit to binding AAA arbitration. On March 26 and March 31, 2007, the parties engaged in an emergency arbitration proceeding, and the injunctive relief granted to PDI was further extended until the emergency arbitration was completed. On April 6, 2007, the emergency arbitrator declared that PDI was the prevailing party, ordered that PDI’s costs for the emergency arbitration be borne by AMI and granted PDI the the continued injunctive relief it sought. Pursuant to the emergency arbitration award, AMI is required to provide the PDI centers with six full-time radiologists through May 25, 2007. The parties are currently litigating over confirmation of the award in the Superior Court, Maricopa County, Arizona.

Although AMI has asserted a number of rationales and justifications, which PDI believes are unjustified and unsupportable, for its termination of the ISA, PDI intends to vigorously pursue its claim against AMI and believes that its claim has merit. The Company is not able to predict the ultimate

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

outcome of this lawsuit, or the impact the transition to alternate radiology coverage in the greater Phoenix, Arizona market or management’s diverted attention to this matter may have on its operations in the short term.

6.                 Consolidating Financial Statements

The following tables present consolidating financial information as required as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 for: (1) MQA (parent); (2) MedQuest (issuer); (3) the guarantors (on a combined basis, which represent all of MedQuest’s subsidiaries) of the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 of MedQuest (the “11 7/8% Notes”) and (4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity composition at the respective dates.

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

Consolidating Balance Sheets March 31, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,919	$—	$—	$—	$1,919
Patient receivables, net of allowances			25,789		25,789
Other receivables			1,963		1,963
Prepaid expenses and other			5,049		5,049
Deferred income taxes			352		352
Total current assets	1,919	—	33,153	—	35,072
Property and equipment, net			75,754		75,754
Goodwill			34,528		34,528
Certificates of need			15,844		15,844
Other intangible assets, net			290		290
Debt issuance costs, net	2,380	8,765			11,145
Other			1,009		1,009
Total assets	$4,299	$8,765	$160,578	$—	$173,642
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Cash overdraft	$—	$—	$2,132	$—	$2,132
Accounts payable			7,797		7,797
Accrued payroll and related taxes			6,272		6,272
Accrued interest		2,709			2,709
Accrued radiologist fees			4,013		4,013
Other liabilities			1,625		1,625
Other accrued expenses			7,376		7,376
Income taxes payable			214		214
Current portion of long-term debt		528	140		668
Current portion of obligations under capital leases			880		880
Total current liabilities	—	3,237	30,449	—	33,686
Intercompany payable	61,412	(257,148)	195,736		—
Investment in subsidiaries	49,673	77,632		(127,305)	—
Long-term debt	115,528	234,717	99		350,344
Obligations under capital leases			335		335
Deferred income taxes			6,781		6,781
Other long-term liabilities			4,810		4,810
Total liabilities	226,613	58,438	238,210	(127,305)	395,956
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital	49				49
Accumulated deficit	(292,464)	(49,673)	(77,632)	127,305	(292,464)
Total stockholders’ deficit	(292,314)	(49,673)	(77,632)	127,305	(292,314)
Total liabilities and stockholders’ deficit	$4,299	$8,765	$160,578	$—	$173,642

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Three Months Ended March 31, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$62,833	$—	$62,833
Costs and expenses:
Costs of services			30,127		30,127
Marketing, general and administrative expenses			24,475		24,475
Loss on disposal of assets			26		26
Depreciation and amortization			7,595		7,595
Income from operations	—	—	610	—	610
Interest expense	3,488	7,274	42		10,804
Interest income	(11)		(19)		(30)
Equity earnings of unconsolidated joint ventures			(22)		(22)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,477)	(7,274)	609	—	(10,142)
Provision for income taxes			442		442
Income (loss) before equity in earnings of consolidated subsidiaries	(3,477)	(7,274)	167	—	(10,584)
Equity in earnings of consolidated subsidiaries	(7,107)	167		6,940	—
Net income (loss)	$(10,584)	$(7,107)	$167	$6,940	$(10,584)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Three Months Ended March 31, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$71,764	$—	$71,764
Costs and expenses:
Costs of services			32,591		32,591
Marketing, general and administrative expenses		10	25,187		25,197
Loss on disposal of assets			129		129
Depreciation and amortization			8,711		8,711
Income from operations	—	(10)	5,146	—	5,136
Interest expense	3,108	7,218	67		10,393
Interest income	(9)		(42)		(51)
Equity earnings of unconsolidated joint ventures			(44)		(44)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,099)	(7,228)	5,165	—	(5,162)
Provision for income taxes			675		675
Income (loss) before equity in earnings of consolidated subsidiaries	(3,099)	(7,228)	4,490	—	(5,837)
Equity in earnings of consolidated subsidiaries	(2,738)	4,490		(1,752)	—
Net income (loss)	$(5,837)	$(2,738)	$4,490	$(1,752)	$(5,837)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(10,584)	$(7,107)	$167	$6,940	$(10,584)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization			7,595		7,595
Accreted bond interest	3,384				3,384
Amortization of bond discount		85			85
Amortization of debt issuance costs	103	446			549
Bad debt expense			3,642		3,642
Compensation related to stock options			12		12
Deferred income taxes			410		410
Equity in earnings of unconsolidated joint ventures			(22)		(22)
Loss on disposal of assets			26		26
Equity in earnings of consolidated subsidiary	7,107	(167)		(6,940)	—
Changes in operating assets and liabilities:
Patient receivables			(4,468)		(4,468)
Intercompany payable	36	5,800	(5,836)		—
Related party and other receivables			(19)		(19)
Prepaid expenses and other current assets			(2,401)		(2,401)
Other assets			115		115
Accounts payable			(1,003)		(1,003)
Accrued payroll and related taxes			118		118
Income taxes payable			51		51
Other accrued expenses		(5,925)	2,749		(3,176)
Net cash (used in) provided by operating activities	46	(6,868)	1,136	—	(5,686)
Cash flows used in investing activities
Purchase of property and equipment			(5,986)		(5,986)
Proceeds from sale or property and equipment			44		44
Non-acquisition intangibles			(21)		(21)
Net cash used in investing activities	$—	$—	$(5,963)	$—	$(5,963)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2007 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by financing activities
Cash overdraft	$—	$—	$2,132	$—	$2,132
Proceeds from note payable			283		283
Payments on note payable			(45)		(45)
Payments of obligations under capital leases			(271)		(271)
Proceeds from senior credit facility		13,000			13,000
Payments on senior credit facility		(6,000)			(6,000)
Payments on Tranche B term loan		(132)			(132)
Net cash provided by financing activities	—	6,868	2,099	—	8,967
Net increase (decrease) in cash and cash equivalents	46	—	(2,728)	—	(2,682)
Cash and cash equivalents, beginning of period	1,873		2,728		4,601
Cash and cash equivalents, end of period	$1,919	$—	$—	$—	$1,919
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$12,664	$—	$12,664
Cash paid for taxes, net	$—	$—	$12	$—	$12

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Three Months Ended March 31, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(5,837)	$(2,738)	$4,490	$(1,752)	$(5,837)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization			8,711		8,711
Accreted bond interest	3,005				3,005
Amortization of bond discount		75			75
Amortization of debt issuance costs	103	487			590
Bad debt expense			3,685		3,685
Deferred income taxes			319		319
Equity in earnings of unconsolidated joint ventures			(44)		(44)
Proceeds from unconsolidated joint ventures			120		120
Loss on disposal of assets			129		129
Equity in earnings of consolidated subsidiary	2,738	(4,490)		1,752	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables			(4,046)		(4,046)
Intercompany payable	110	12,238		(12,348)	—
Intercompany receivable			(12,348)	12,348	—
Related party and other receivables			(423)		(423)
Prepaid expenses and other current assets			(1,692)		(1,692)
Other assets			284		284
Accounts payable			(2,519)		(2,519)
Accrued payroll and related taxes			1,141		1,141
Income taxes payable			403		403
Other liabilities			4		4
Other accrued expenses	(119)	(5,572)	3,471		(2,220)
Net cash provided by operating activities	—	—	1,685	—	1,685
Cash flows used in investing activities
Purchase of property and equipment			(5,884)		(5,884)
Proceeds from sale of property and equipment			840		840
Non-acquisition intangibles			(3)		(3)
Net cash used in investing activities	$—	$—	$(5,047)	$—	$(5,047)
Cash flows used in financing activities
Payments of obligations under capital leases	$—	$—	$(285)	$—	$(285)
Intercompany payable	(352)	150	202		—
Intercompany receivable					—
Payments on Tranche B term loan		(150)			(150)
Net cash used in financing activities	(352)	—	(83)	—	(435)
Net decrease in cash and cash equivalents	(352)	—	(3,445)	—	(3,797)
Cash and cash equivalents, beginning of period	2,204		9,400		11,604
Cash and cash equivalents, end of period	$1,852	$—	$5,955	$—	$7,807
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$12,414	$—	$12,414
Cash paid for taxes, net	$—	$—	$—	$—	$—

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

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers (each a “FIC”). As of March 31, 2007, we operated a network of 89 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill patients and third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the three months ended March 31, 2007, 65.9% of our gross revenue was derived from magnetic resonance imaging (“MRI”) services and 19.7% of our gross revenue was derived from computed tomography (“CT”) services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography services, and other sources.

We segregate our centers into three categories: multi-modality; dual-modality; and single modality centers. As of March 31, 2007, we operated: (i) 43 multi-modality centers; (ii) 28 dual-modality centers, the majority of which offer MRI and CT; and (iii) 18 single modality MRI centers. We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing diagnostic imaging equipment through upgrades, offering multiple pieces of diagnostic imaging equipment within the same modality and adding new modalities, such as nuclear medicine, ultrasound and mammography. As of March 31, 2007, we owned or leased 15 mobile MRI machines that we use to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At March 31, 2007, we operated 339 diagnostic imaging systems, 332 of which we owned and 7 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment in operation at March 31, 2007:

	March 31, 2007
	Owned	Leased	Total
MRI	106	5	111
CT	66	—	66
Other(1)	160	2	162
Total	332	7	339

(1)          Other modalities include nuclear medicine, x-ray, fluoroscopy, ultrasound, bone densitometry and mammography.

Of our $6.0 million in total capital expenditures for the three months ended March 31, 2007, we invested approximately: $5.5 million in equipment maintenance and expansion; $0.3 million for information technology; and $0.2 million in the development of de novo centers. During the three months ended March 31, 2007, we added five new MRIs, all of which were high-field, and disposed of two; we added two new CTs, both of which were multi-slice, disposed of four and placed two in storage for potential redeployment; and we disposed of one piece of other modality equipment and redeployed one into service from storage.

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and what we expect to collect from third party payors and patients. For the three months ended March 31, 2007, approximately 53.3% of our gross patient revenue came from managed care and commercial payors, 36.7% from governmental and workers’ compensation payors and 10.0% from other sources, including gross revenue from patients who were not insured. We have over 550 different contracts with commercial payors, and no single commercial payor accounted for more than 10% of our gross revenue for the three months ended March 31, 2007. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their beneficiaries who are our patients.

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

We derive a majority of our revenue from direct billings to patients and third-party payors such as Medicare, Medicaid and private health insurance companies. As a result, any significant decreases in the rates or adverse changes in methods of reimbursement for the services we provide would have a significant adverse impact on our net revenue and financial results. The Centers for Medicare and Medicaid Services (“CMS”) periodically updates the reimbursement rates in the physician fee schedule (“PFS”) (including diagnostic imaging services we provide). Medicare reimbursement accounted for approximately $12.1 million of net revenue for the three months ended March 31, 2007, and $47.9 million for the year ended December 31, 2006.

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

The final PFS was published on November 1, 2006 with changes that became effective on January 1, 2007. As stated above, beginning January 1, 2006, CMS reduced payment by 25% for certain second and subsequent imaging services performed on contiguous body parts in a single session and under the PFS. CMS continued the reduction at 25% for calendar year 2007. CMS reimburses its full rate for the highest priced procedure and reduces payment for each additional procedure by 25% when more than one procedure from the same imaging family is performed during the same session on the same day.

In accordance with the DRA requirements, effective January 1, 2007, CMS capped the PFS payment amount for the technical component (prior to applying the geographic adjustment) by the OPPS payment amount (prior to applying the geographic adjustment). If as a result of the OPPS cap, an imaging service is paid at the lower OPPS rate (not the PFS payment amount), the OPPS national rate with the physician geographic adjustment is the final payment amount for calendar year 2007. Because Independent Diagnostic Testing Facilities (“IDTFs”) are paid under the PFS, the OPPS national rate is adjusted by the applicable PFS geographic adjustment factor, not the wage index applicable to hospital outpatient departments. The geographic adjustment factor applied to the OPPS national rate varies across the country according the payment locality in which the IDTF is located. On the other hand, hospital outpatient departments will receive a payment equal to the OPPS national rate adjusted by the applicable wage index under OPPS. The wage index and the geographic adjusters under the PFS are not the same. Accordingly, IDTFs may be paid less than hospital outpatient departments in the same locality for a procedure capped at the OPPS rate because of the different adjustment factors applicable to IDTFs and hospital outpatient departments. For imaging services subject to both the multiple imaging reductions and the OPPS cap, CMS will first apply the multiple imaging payment reduction and then apply the OPPS cap to the reduced amount. The geographic adjustment is then applied to the payment amount.

CMS and the carriers have developed and published a separate fee schedule within the PFS for outpatient imaging services. The new schedule is entitled 2007 OPPS Payment Cap Amounts for the Technical Component and Global Portion of Imaging Services. The schedule calculates the lesser of formula provided by the statute and applies the geographic modifier applicable to the IDTF location.

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

We expect the actual impact of the reduction on our Medicare net revenue during 2007 will be comparable to the estimate above, although scan volumes, payor mix and scan mix during 2007 could vary from our actual experience in 2006, which would impact the effect of the reimbursement reduction.

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

The principal components of our costs of services are compensation paid to radiologists and technologists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Costs of services, as a percentage of net revenue, were 47.9% for the three months ended March 31, 2007, as compared to 45.4% for the three months ended March 31, 2006.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (i) operations overhead; (ii) corporate overhead; and (iii) bad debt expense. Operations overhead includes wages and benefits for center personnel (excluding radiologists and technologists) and transcriptionists, regional management, regional billing centers and local marketing. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for the three months ended March 31, 2007 and 2006 (in thousands of dollars). MG&A costs, as a percentage of net revenue, were 39.0% for the three months ended March 31, 2007, as compared to 35.1% for the three months ended March 31, 2006.

	Three Months Ended March 31,
	2007	% Net Revenue	2006	% Net Revenue
Operations overhead	$14,754	23.5%	$15,661	21.8%
Corporate overhead	6,079	9.7%	5,851	8.2%
Bad debt expense	3,642	5.8%	3,685	5.1%
Total	$24,475	39.0%	$25,197	35.1%

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

The concentration of gross revenue and gross patient receivables, by payor class, as a percentage of total gross revenue and total gross patient receivables, for and as of the three months ended March 31, 2007, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	53.3%	50.2%	38.7
Medicare	21.5%	18.6%	36.5
Medicaid	5.5%	4.7%	34.9
Other third party payors, including patients	10.0%	14.7%	59.8
Other governmental and workers’ compensation payors	9.7%	11.8%	50.0
Total	100.0%	100.0%	41.3

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

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenue for the periods indicated:

					Change
	Three Months Ended March 31,				Three Months Ended March 31,
	2007		2006		2007 vs. 2006
Net revenue from services	$62,833	100.0%	$71,764	100.0%	$(8,931)
Costs of services	30,127	47.9%	32,591	45.4%	(2,464)
MG&A expenses	24,475	39.0%	25,197	35.1%	(722)
Loss on disposal of assets	26	0.1%	129	0.2%	(103)
Depreciation and amortization	7,595	12.1%	8,711	12.1%	(1,116)
Income from operations	610	0.9%	5,136	7.2%	(4,526)
Interest expense, net	10,774	17.1%	10,342	14.4%	432
Equity in earnings of unconsolidated joint ventures	(22)	(0.1)%	(44)	(0.1)%	22
Provision for income taxes	442	0.7%	675	1.0%	(233)
Net loss	$(10,584)	(16.9)%	$(5,837)	(8.1)%	$(4,747)

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net revenue was $62.8 million for the three months ended March 31, 2007, representing a decrease of $8.9 million, or 12.4%, from net revenue of $71.8 million for the three months ended March 31, 2006. The decrease in net revenue was driven in large part by lower scan volumes, Medicare reimbursement reductions under DRA, pricing effects of changes in modality and payor mix and a net reduction in centers. We experienced a decrease in same center net revenue of $7.5 million, or 10.9%, in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end. Our new centers added $0.4 million, or 0.6%, of net revenue growth in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. New centers are defined as centers opened since the beginning of the prior year. The impact of closed and sold centers on net revenue in the three months ended March 31, 2007, compared to the three months ended March 31, 2006 was a decrease of $1.6 million. Managed centers and mobile operations accounted for a decrease in net revenue of $0.3 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

The decrease in net revenue from same centers of $7.5 million for the three months ended March 31, 2007 resulted from lower scan volumes, Medicare reimbursement reductions under DRA and pricing effects of changes in modality and payor mix. Scan volume decreases at our same centers reduced net revenue by $4.0 million, the impact of pricing due to Medicare reimbursement under DRA reduced net revenue by $2.3 million, while the pricing effects of modality and payor mix changes reduced net revenue by $0.9 million and changes in modality mix decreased net revenue by $0.3 million.

Costs of services were $30.1 million for the three months ended March 31, 2007, representing a decrease of $2.5 million, or 7.6%, as compared to $32.6 million for the three months ended March 31, 2006. The decrease in costs of services was primarily driven by lower scan volumes and lower net revenue. Furthermore, costs of services, as a percentage of net revenue, increased to 47.9% in the three months ended March 31, 2007, as compared to 45.4% in the three months ended March 31, 2006. The increase in costs of services, as a percentage of net revenue, was primarily the result of costs related to technicians, building and equipment, which do not decline proportionately with the decrease in overall net revenue.

MG&A expenses were $24.5 million for the three months ended March 31, 2007, representing a decrease of $0.7 million, or 2.9%, as compared to $25.2 million for the three months ended March 31, 2006. MG&A expenses as a percentage of net revenue were 39.0% in the three months ended March 31, 2007, as compared to 35.1% in the three months ended March 31, 2006. The decrease in MG&A expenses was largely the result of lower employee compensation of $0.6 million for the three months ended March 31, 2007.

Depreciation and amortization was $7.6 million, or 12.1% of net revenue, for the three months ended March 31, 2007, as compared to $8.7 million, or 12.1% of net revenue, for the three months ended March 31, 2006. The $1.1 million decrease in depreciation expense resulted from lower capital expenditures made in 2005 and the retirement of certain assets in prior periods.

Interest expense, net was $10.8 million for the three months ended March 31, 2007, representing an increase of $0.4 million, or 4.2%, from $10.4 million for the three months ended March 31, 2006. The increase was the result of an increase in interest expense on the senior credit facility due to increased borrowings and increased accretion of interest expense related to the 12¼% Notes, as defined below.

Income taxes were $0.4 million for the three months ended March 31, 2007, representing a decrease of $0.3 million, or 34.5%, from $0.7 million for the three months ended March 31, 2006. The decrease was due to the current portion of income taxes and was primarily attributable to the implementation of tax strategies.

Liquidity and Capital Resources

The principal uses of our liquidity are to finance our capital expenditures and funding our operations, as well as to finance acquisitions. We operate in a capital-intensive, high fixed cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of our de novo centers and the acquisition of additional centers.

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

Any expansion and acquisitions could require substantial capital, and no assurance can be given that we will be able to raise any necessary funds in addition to those currently available to us through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all. Moreover, if we were to engage in one or more significant acquisition transactions, it may be necessary for us to restructure our existing credit arrangements.

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

Cash Flows

Net cash used in operating activities was $5.7 million for the three months ended March 31, 2007, representing a decrease of $7.4 million from net cash provided by operating activities of $1.7 million for the three months ended March 31, 2006. This difference resulted primarily from an increase in the net loss of $4.7 million for the three months ended March 31, 2007 compared to the net loss for the three months ended March 31, 2006 and a decrease in cash from working capital. Overall, the change in working capital assets and liabilities required $1.5 million more cash in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The working capital changes were principally in patient receivables, prepaid expenses and other current assets, accrued payroll and related taxes and other accrued expenses, partially offset by changes in accounts payable.

Net cash used in investing activities was $6.0 million for the three months ended March 31, 2007, representing an increase of $1.0 million, or 18.1%, from $5.0 million for the three months ended March 31, 2006. The increase was the result of a decrease in proceeds from the sale of property and equipment in the three months ended March 31, 2007 of approximately $0.8 million, compared to the three months ended March 31, 2006.

Net cash provided by financing activities was $9.0 million for the three months ended March 31, 2007, representing an increase of $9.4 million from $(0.4) million of net cash used in financing activities for the three months ended March 31, 2006. The increase is primarily attributable to an increase in net proceeds of $7.0 million from the senior credit facility during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, and an increase in the cash overdraft of $2.1 million during the three months ended March 31, 2007.

Financial Condition

At March 31, 2007, we had $352.2 million of indebtedness outstanding, as compared to $341.9 million at December 31, 2006. In addition, at March 31, 2007, we had a stockholders’ deficit of $292.3 million, as compared to our stockholders’ deficit of $281.3 million at December 31, 2006. Our indebtedness primarily consisted of $177.4 million of our 11 7/8% senior subordinated notes due 2012 (the “11 7/8% Notes”), $115.5 million of accreted value of our $136.0 million aggregate principal amount at maturity 12¼% senior discount notes due 2012 (the “12¼ Notes”), $50.9 million under the Tranche B portion of our senior credit facility and $7.0 million under the revolving credit facility. Further, at March 31, 2007, we would have been able to borrow an additional $72.5 million (after giving effect to $0.5 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions.

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

Subject to adjustments pursuant to the fourth waiver and third amendment (the “Third Amendment”) to the senior credit facility, which we entered into in September 2005, borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. Borrowings under the revolving credit facility at March 31, 2007 and 2006 were $7.0 million and $0.0, respectively. The revolving credit facility also provides for a commitment fee equal to ½ of 1% per annum. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Third Amendment, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (weighted average rate of 5.375% and 4.99% at March 31, 2007 and March 31, 2006, respectively) and amounted to $50.9 million and $58.4 million at March 31, 2007 and March 31, 2006, respectively.

Commencing with the fiscal year ending December 31, 2004, and annually thereafter, a specified percentage (currently 75%, subject to downward adjustment based on our consolidated leverage ratio) of excess cash flows, as defined in the senior credit facility, must be applied against certain outstanding borrowings under the senior credit facility.

The Company has commenced discussions with its lenders regarding the Senior Credit Facility, with a view of extending the term of the Revolving Credit portion beyond its scheduled maturity of August 2007, modifying the amortization of the Tranche B term loan and modifying certain financial covenants.

12 1/4% Notes and 11 7/8% Notes

In August 2004, MQA issued $136.0 million aggregate principal amount at maturity of the 12¼% Notes and received gross proceeds of $84.8 million. The 12 1/4% Notes are uncollateralized obligations of MQA. Interest accrues on the 12¼% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues from August 15, 2008, and is payable semi-annually in arrears commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2010, or at MQA’s option, on August 15, 2008. In October 2004, MQA registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity 12 1/4% Notes for the registered 12 1/4% Notes.

In August 2002, MedQuest issued $180.0 million aggregate principal amount of 11 7/8% Notes, net of a discount of $3.8 million, to fund in part our recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount 11 7/8% Notes for the registered 11 7/8% Notes. The 11 7/8% Notes are senior subordinated uncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest’s subsidiaries.

The senior credit facility and the indentures governing the 11 7/8% Notes and the 12 1/4% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility requires us to meet certain financial covenants.

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holders upon the consummation of an underwritten public offering at a redemption price of $55.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQA common stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQA common stock. We have not accreted the fair value of the additional shares of MQA common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of March 31, 2007.

Capital expenditures

We incur capital expenditures to, among other things:

•       upgrade or replace existing equipment to increase volume and/or quality;

•       purchase new equipment and incur leasehold improvements for de novo centers;

•       acquire the assets of centers owned by others; and

•       upgrade information technology systems.

Capital expenditures, in the aggregate, amounted to $6.0 million for the three months ended March 31, 2007, as compared to $5.9 million for the three months ended March 31, 2006.

The following table sets forth capital expenditures, in detail, for the three month periods ended March 31, 2007 and 2006 (in millions of dollars):

	Three Months Ended March 31,
	2007	2006
Maintenance and growth	$5.5	$3.6
New centers (de novo)	0.2	1.2
Business acquisitions	—	—
Information technology	0.3	1.1
Total	$6.0	$5.9

We believe that expenditures for capital equipment and acquisitions of businesses will range between $18.0 million and $22.0 million for the year ending December 31, 2007. The amount of capital expenditures may vary based upon the level of unanticipated events and opportunities that present themselves during the year and is subject to change.

We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Related party transactions

As of March 31, 2007, we leased space for 14 of our imaging centers through lease agreements between certain of our subsidiaries and Image Properties, L.L.C. (“Image Properties”), a company owned by our former Chief Executive Officer and our former President. We guarantee all real estate leases between our subsidiaries and Image Properties. The leases provide for monthly rent of approximately $0.2 million. We made total lease payments under these agreements of approximately $0.5 million in the three months ended March 31, 2007 and approximately $0.9 million in the three months ended March 31, 2006.

Critical accounting policies and estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described in our 2006 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, a summary of our significant accounting policies can be found in Note 3 to the consolidated financial statements included in the 2006 10-K. During the three months ended March 31, 2007, there were no changes to our critical accounting policies and no adoption of any new significant accounting policies other than FIN 48, which is discussed in Note 4, “Income taxes” in the consolidated financial statements located elsewhere in this report.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and, as of March 31, 2007, related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Long-term debt	2007	2008	2009	2010	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$40.5	$275.5	$316.0	$220.2
Average interest rate				12.04%	12.04%	12.04%	20.46%
Variable rate	$7.4	$0.5	$25.4	$25.1	$—	$57.9	$57.9
Average interest rate	9.71%	9.13%	9.13%	9.13%		9.20%	9.20%

Item 4.                        Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2007. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2007. No change in internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

At the conclusion of the preliminary injunction hearing on March 19, 2007, the Superior Court extended the TRO through March 26, 2007 and ordered the parties to engage in emergency arbitration to determine whether further injunctive relief was appropriate. The Superior Court also referred the underlying lawsuit to binding AAA arbitration. On March 26 and March 31, 2007, the parties engaged in an emergency arbitration proceeding and the injunctive relief granted to PDI was further extended until the emergency arbitration was completed. On April 6, 2007, the emergency arbitrator declared that PDI was the prevailing party, ordered that PDI’s costs for the emergency arbitration be borne by AMI and granted PDI the continued injunctive relief it sought. Pursuant to the emergency arbitration award, AMI is required to provide the PDI centers with six full-time radiologists through May 25, 2007. The parties are currently litigating over confirmation of the award in the Superior Court, Maricopa County, Arizona.

Although AMI has asserted a number of rationales and justifications, which we believe are unjustified and unsupportable, for its termination of the ISA, PDI intends to vigorously pursue its claim against AMI and believes that its claim has merit. We are not able to predict the ultimate outcome of this lawsuit, or the impact the transition to alternate radiology coverage in our greater Phoenix, Arizona market or management’s diverted attention to this matter may have on our operations in the short term.

Item 1A.              Risk Factors

There have been no material changes with respect to the risk factors previously disclosed in our 2006 10-K.

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

MQ ASSOCIATES, INC.
Date: May 15, 2007	By:	/s/ TODD E. ANDREWS
Todd E. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)