Form 10-Q
period 2007-06-30
MQ ASSOCIATES INC
filed 2007-08-14
CIK 1198233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

At August 14, 2007, the number of shares outstanding of each of MQ Associates, Inc.’s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,015	$4,601
Patient receivables, net of allowances	29,285	24,963
Other receivables	1,807	1,944
Prepaid expenses and other	5,259	2,648
Deferred income taxes	295	408
Total current assets	39,661	34,564
Property and equipment, net	69,343	77,432
Goodwill	34,528	34,528
Certificates of need	15,844	15,823
Other intangible assets, net	259	326
Debt issuance costs, net	11,075	11,694
Other	861	1,067
Total assets	$171,571	$175,434

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,328	$8,800
Accrued payroll and related taxes	5,156	6,154
Accrued interest	8,049	8,634
Accrued radiologist fees	4,202	3,754
Other liabilities	1,566	1,776
Other accrued expenses	6,243	4,931
Income taxes payable	55	163
Current portion of long-term debt	759	528
Current portion of obligations under capital leases	934	950
Total current liabilities	32,292	35,690
Long-term debt	359,073	339,909
Obligations under capital leases	139	536
Deferred income taxes	7,025	6,427
Other long-term liabilities	4,922	4,177
Total liabilities	403,451	386,739
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000	55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000
	70,000	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital	59	37
Accumulated deficit	(302,040)	(281,443)
Total stockholders’ deficit	(301,880)	(281,305)
Total liabilities and stockholders’ deficit	$171,571	$175,434

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue from services	$63,841	$69,058	$126,674	$140,822
Costs and expenses:
Costs of services	31,488	31,617	61,615	64,208
Marketing, general and administrative expenses	22,851	24,151	47,326	49,348
Loss on disposal of assets	208	1,372	234	1,501
Depreciation and amortization	7,440	8,438	15,035	17,149
Income from operations	1,854	3,480	2,464	8,616
Interest expense	11,187	10,506	21,991	20,899
Interest income	(29)	(60)	(59)	(111)
Equity in earnings of unconsolidated joint ventures	(62)	(72)	(84)	(116)
Loss before income taxes	(9,242)	(6,894)	(19,384)	(12,056)
Provision for income taxes	334	274	776	949
Net loss	$(9,576)	$(7,168)	$(20,160)	$(13,005)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(20,160)	$(13,005)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,035	17,149
Accreted note interest	6,868	6,099
Amortization of note discount	172	153
Amortization of debt issuance costs	1,110	1,180
Bad debt expense	7,006	7,307
Compensation related to stock options	22	22
Deferred income taxes	711	125
Equity in earnings of unconsolidated joint ventures	(84)	(116)
Proceeds from unconsolidated joint ventures	210	223
Loss on disposal of assets	234	1,501
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables	(11,328)	(6,207)
Related party and other receivables	385	117
Prepaid expenses and other current assets	(2,611)	(1,178)
Other assets	147	507
Accounts payable	(3,472)	(4,455)
Accrued payroll and related taxes	(998)	342
Income taxes payable	(108)	89
Other liabilities	(210)	701
Other accrued expenses	1,483	1,291
Net cash (used in) provided by operating activities	(5,588)	11,845
Cash flows used in investing activities
Purchase of property and equipment	(7,485)	(11,566)
Proceeds from sale of property and equipment	57	953
Non-acquisition intangibles	(21)	109
Net cash used in investing activities	$(7,449)	$(10,504)

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows provided by (used in) financing activities
Proceeds from note payable	$283	$—
Payments on note payable	(66)	—
Payments of obligations under capital leases	(414)	(574)
Proceeds from senior credit facility	18,000	—
Payments on senior credit facility	(14,738)	—
Proceeds from Tranche B term loan	9,141	—
Payments on Tranche B term loan	(264)	(7,244)
Payment of debt issuance costs	(491)	—
Net cash provided by (used in) financing activities	11,451	(7,818)
Net decrease in cash and cash equivalents	(1,586)	(6,477)
Cash and cash equivalents, beginning of period	4,601	11,604
Cash and cash equivalents, end of period	$3,015	$5,127
Supplemental disclosure of cash flow information
Cash paid for interest	$14,334	$13,814
Cash paid for taxes, net	$127	$790

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except share data or as otherwise disclosed)

1.                 Business and Basis of Presentation

As of June 30, 2007, MQ Associates, Inc. (“MQA”), through MedQuest, Inc. (“MedQuest”), a wholly owned subsidiary of MQA, and MedQuest’s subsidiaries (collectively with MQA and MedQuest, the “Company”), operated 91 outpatient diagnostic imaging centers located in 13 states, primarily in the southeastern and southwestern United States. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and bill governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”). In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007.

2.                 Liquidity and Capital Resources

The Company had a net loss of $20,160 for the six months ended June 30, 2007 and net losses of $23,039, $29,218 and $16,697 for the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in operations was $5,588 for the six months ended June 30, 2007, while cash provided by operations was $25,111, $34,501 and $33,270 for the years ended December 31, 2006, 2005 and 2004, respectively. Total indebtedness at June 30, 2007, net of future accretion and amortization, was approximately $360,905, and estimated cash requirements to fund principal and interest payments due in 2007 are approximately $28,364. Estimated cash requirements for debt service (principal and interest) in 2008, 2009 and 2010 are approximately $28,632, $100,755 and $78,559, respectively.

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

Effective June 29, 2007, MedQuest and MQA entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, dated as of September 3, 2003. The Fourth Amendment makes certain changes to the Senior Credit Facility, including (i) extending the maturity date of the revolving portion of the Senior Credit Facility until January 31, 2009, (ii) reducing the revolving commitment to $25 million, (iii) increasing the Tranche B term loan principle amount to $60 million, (iv) amending the Tranche B term loan amortization such that approximately $59 million of the term loan matures on January 31, 2009, (v) modifying the levels of the financial covenants, including the addition of a capital expenditure covenant and (vi) modifying certain of the definitions used in calculating those covenants.

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

4.                 Income Taxes

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The implementation of FIN 48 by the Company required an increase to reserves for uncertain tax positions of $437 and a corresponding charge to beginning accumulated deficit. As of January 1, 2007, the Company had approximately $1,620 of total gross unrecognized state tax benefits. Of this total, approximately $1,195 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax expense in future periods.

The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal and state income tax matters for years through 2001. While not currently under IRS examination, the 2002 through 2006 tax years remain open until such time as the Company is able to begin utilizing federal net operating losses.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements  (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

The Company’s continuing practice is to recognize material interest and/or penalties related to income tax matters in income tax expense. The Company had $191 accrued for interest and $26 accrued for penalties at June 30, 2007.

5.                 Contingencies

From time to time, the Company, due to the nature of its business, is subject to litigation and/or regulatory actions, the resolution of which could result in a materially adverse impact upon the Company’s financial position and operating results. At June 30, 2007, the Company was not aware of any such proceedings, other than those disclosed below, that could result in a materially adverse financial impact.

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

Analytic Medical Imaging, Ltd.

On February, 28, 2007, the Company, through its subsidiary Phoenix Diagnostic Imaging, Inc. (“PDI”), filed a lawsuit against Analytic Medical Imaging, Ltd. d/b/a/ Arizona Medical Imaging (“AMI”), its exclusive radiology provider in the eleven greater Phoenix, Arizona centers, for breach of the Radiology Interpretive Services and Medical Director Agreement (“ISA”), related to AMI’s wrongful termination of the ISA with only 5 days’ notice. The lawsuit is based on AMI’s wrongful termination of the ISA, insufficient notice of termination and bad faith, as well as for tortuous interference with PDI’s business relations. In addition, PDI filed a motion for temporary restraining order (“TRO”) in the Superior Court, Maricopa County, Arizona. The TRO sought to prohibit AMI from abandoning its staffing of PDI’s centers on such inappropriate and insufficient notice. On February 28, 2007, the Superior Court granted PDI’s motion for a TRO and set a preliminary injunction hearing for March 19, 2007.

At the conclusion of the preliminary injunction hearing on March 19, 2007, the Superior Court extended the TRO through March 26, 2007 and ordered the parties to engage in emergency arbitration to determine whether further injunctive relief was appropriate. The Superior Court also referred the underlying lawsuit to binding American Arbitration Association (“AAA”) arbitration. On March 26 and March 31, 2007, the parties engaged in an emergency arbitration proceeding, and the injunctive relief granted to PDI was further extended until the emergency arbitration was completed. On April 6, 2007, the emergency arbitrator declared that PDI was the prevailing party, ordered that PDI’s costs for the emergency arbitration be borne by AMI and granted PDI the continued injunctive relief it sought. Pursuant to the emergency arbitration award, AMI was required to provide the PDI centers with six full-time radiologists through May 25, 2007. On July 24, 2007, the emergency arbitration award was confirmed by the Superior Court, Maricopa County, Arizona.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements  (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

Although AMI has asserted a number of rationales and justifications, which PDI believes are unjustified and unsupportable, for its termination of the ISA, PDI intends to vigorously pursue its arbitration claim against AMI and believes that its claim has merit. PDI is currently awaiting the AAA’s appointment of the arbitration panel before which PDI’s claim will be heard. The Company is not able to predict the ultimate outcome of this arbitration, or the impact the transition to alternate radiology coverage in the greater Phoenix, Arizona market or management’s diverted attention to this matter may have on its operations in the short term.

6. Subsequent Event

On August 10, 2007, MQA entered into a definitive merger agreement with Novant Health, a leading not-for-profit integrated healthcare system in North and South Carolina, pursuant to which Novant will acquire MQA.

Novant will pay $45 million in cash at closing, and contingent consideration in an amount up to $35 million based on the Company’s adjusted EBITDA during the 2008 fiscal year. In addition, Novant will assume debt of $358 million. The transaction will result in a change of control under the terms of the indentures with respect to MQA’s 12¼% senior discount notes and MedQuest’s 11 7/8% senior subordinated notes.

In connection with the merger, MQA’s controlling stockholder, an affiliate of J.P. Morgan Partners, LLC, has entered into a Voting Agreement, pursuant to which it has agreed to vote all of its shares of voting stock in favor of the merger not later than September 14, 2007. The transaction is subject to certain healthcare and other regulatory approvals, including the expiration or termination of the waiting period under the Hart Scott-Rodino Act, as well as other customary closing conditions.

7.                 Consolidating Financial Statements

The following tables present consolidating financial information as required as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 for: (1) MQA (parent); (2) MedQuest (issuer); (3) the guarantors (on a combined basis, which represent all of MedQuest’s subsidiaries) of the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 of MedQuest (the “11 7/8% Notes”) and (4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity composition at the respective dates.

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements  (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

The Company’s senior credit facility (the “Senior Credit Facility”), the indenture governing the 11 7/8% Notes and the indenture governing the $136.0 million aggregate principal amount at maturity of 12¼% senior discount notes due 2012 of MQA (the “12 1/4% Notes”) impose certain restrictions on the Company, including restrictions on the Company’s ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Senior Credit Facility imposes certain restrictions on capital expenditures and requires the Company to maintain certain financial ratios. MedQuest’s indebtedness under the Senior Credit Facility is collateralized by substantially all of the Company’s assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest’s subsidiaries.

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands, except share data or as otherwise disclosed)

Consolidating Balance Sheets June 30, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,905	$—	$1,110	$—	$3,015
Patient receivables, net of allowances			29,285		29,285
Other receivables			1,807		1,807
Prepaid expenses and other			5,259		5,259
Deferred income taxes			295		295
Total current assets	1,905	—	37,756	—	39,661
Property and equipment, net			69,343		69,343
Goodwill			34,528		34,528
Certificates of need			15,844		15,844
Other intangible assets, net			259		259
Debt issuance costs, net	2,272	8,803			11,075
Other			861		861
Total assets	$4,177	$8,803	$158,591	$—	$171,571
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$—	$—	$5,328	$—	$5,328
Accrued payroll and related taxes			5,156		5,156
Accrued interest		8,049			8,049
Accrued radiologist fees			4,202		4,202
Other liabilities			1,566		1,566
Other accrued expenses			6,243		6,243
Income taxes payable			55		55
Current portion of long-term debt		618	141		759
Current portion of obligations under capital leases			934		934
Total current liabilities	—	8,667	23,625	—	32,292
Intercompany payable	61,377	(260,372)	198,995		—
Investment in subsidiaries	55,667	76,190		(131,857)	—
Long-term debt	119,013	239,985	75		359,073
Obligations under capital leases			139		139
Deferred income taxes			7,025		7,025
Other long-term liabilities			4,922		4,922
Total liabilities	236,057	64,470	234,781	(131,857)	403,451
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000
	70,000	—	—	—	70,000
Stockholders’ deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital	59				59
Accumulated deficit	(302,040)	(55,667)	(76,190)	131,857	(302,040)
Total stockholders’ deficit	(301,880)	(55,667)	(76,190)	131,857	(301,880)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$4,177	$8,803	$158,591	$—	$171,571

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

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Three Months Ended June 30, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$63,841	$—	$63,841
Costs and expenses:
Costs of services			31,488		31,488
Marketing, general and administrative expenses			22,851		22,851
Loss on disposal of assets			208		208
Depreciation and amortization			7,440		7,440
Income from operations	—	—	1,854	—	1,854
Interest expense	3,593	7,436	158		11,187
Interest income	(11)		(18)		(29)
Equity earnings of unconsolidated joint ventures			(62)		(62)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,582)	(7,436)	1,776	—	(9,242)
Provision for income taxes			334		334
Income (loss) before equity in earnings of consolidated subsidiaries	(3,582)	(7,436)	1,442	—	(9,576)
Equity in earnings of consolidated subsidiaries	(5,994)	1,442		4,552	—
Net income (loss)	$(9,576)	$(5,994)	$1,442	$4,552	$(9,576)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Three Months Ended June 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$69,058	$—	$69,058
Costs and expenses:
Costs of services			31,617		31,617
Marketing, general and administrative expenses	12		24,139		24,151
Loss on disposal of assets			1,372		1,372
Depreciation and amortization			8,438		8,438
Income from operations	(12)	—	3,492	—	3,480
Interest expense	3,197	7,165	144		10,506
Interest income	(10)		(50)		(60)
Equity earnings of unconsolidated joint ventures			(72)		(72)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,199)	(7,165)	3,470	—	(6,894)
Provision for income taxes			274		274
Income (loss) before equity in earnings of consolidated subsidiaries	(3,199)	(7,165)	3,196	—	(7,168)
Equity in earnings of consolidated subsidiaries	(3,969)	3,196		773	—
Net income (loss)	$(7,168)	$(3,969)	$3,196	$773	$(7,168)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Six Months Ended June 30, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$126,674	$—	$126,674
Costs and expenses:
Costs of services			61,615		61,615
Marketing, general and administrative expenses			47,326		47,326
Loss on disposal of assets			234		234
Depreciation and amortization			15,035		15,035
Income from operations	—	—	2,464	—	2,464
Interest expense	7,081	14,710	200		21,991
Interest income	(22)		(37)		(59)
Equity earnings of unconsolidated joint ventures			(84)		(84)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(7,059)	(14,710)	2,385	—	(19,384)
Provision for income taxes			776		776
Income (loss) before equity in earnings of consolidated subsidiaries	(7,059)	(14,710)	1,609	—	(20,160)
Equity in earnings of consolidated subsidiaries	(13,101)	1,609		11,492	—
Net income (loss)	$(20,160)	$(13,101)	$1,609	$11,492	$(20,160)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Operations Six Months Ended June 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$140,822	$—	$140,822
Costs and expenses:
Costs of services			64,208		64,208
Marketing, general and administrative expenses	22		49,326		49,348
Loss on disposal of assets			1,501		1,501
Depreciation and amortization			17,149		17,149
Income from operations	(22)	—	8,638	—	8,616
Interest expense	6,305	14,383	211		20,899
Interest income	(19)		(92)		(111)
Equity earnings of unconsolidated joint ventures			(116)		(116)
Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(6,308)	(14,383)	8,635	—	(12,056)
Provision for income taxes			949		949
Income (loss) before equity in earnings of consolidated subsidiaries	(6,308)	(14,383)	7,686	—	(13,005)
Equity in earnings of consolidated subsidiaries	(6,697)	7,686		(989)	—
Net income (loss)	$(13,005)	$(6,697)	$7,686	$(989)	$(13,005)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(20,160)	$(13,101)	$1,609	$11,492	$(20,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization			15,035		15,035
Accreted note interest	6,868				6,868
Amortization of note discount		172			172
Amortization of debt issuance costs	211	899			1,110
Bad debt expense			7,006		7,006
Compensation related to stock options	22				22
Deferred income taxes			711		711
Equity in earnings of unconsolidated joint ventures			(84)		(84)
Proceeds from unconsolidated joint ventures			210		210
Loss on disposal of assets			234		234
Equity in earnings of consolidated subsidiary	13,101	(1,609)		(11,492)	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables			(11,328)		(11,328)
Intercompany payable	(10)	2,576	(2,566)		—
Intercompany receivable
Related party and other receivables			385		385
Prepaid expenses and other current assets			(2,611)		(2,611)
Other assets			147		147
Accounts payable			(3,472)		(3,472)
Accrued payroll and related taxes			(998)		(998)
Income taxes payable			(108)		(108)
Other liabilities			(210)		(210)
Other accrued expenses		(585)	2,068		1,483
Net cash provided by (used in) operating activities	32	(11,648)	6,028	—	(5,588)
Cash flows used in investing activities
Purchase of property and equipment			(7,485)		(7,485)
Proceeds from sale of property and equipment			57		57
Non-acquisition intangibles			(21)		(21)
Net cash used in investing activities	$—	$—	$(7,449)	$—	$(7,449)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2007 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) financing activities
Proceeds from note payable	$—	$—	$283	$—	$283
Payments on note payable			(66)		(66)
Payments of obligations under capital leases			(414)		(414)
Proceeds from senior credit facility		18,000			18,000
Payments on senior credit facility		(14,738)			(14,738)
Proceeds from Tranche B term loan		9,141			9,141
Payments on Tranche B term loan		(264)			(264)
Payment of debt issuance costs		(491)			(491)
Net cash provided by (used in) financing activities	—	11,648	(197)	—	11,451
Net decrease in cash and cash equivalents	32	—	(1,618)	—	(1,586)
Cash and cash equivalents, beginning of period	1,873		2,728		4,601
Cash and cash equivalents, end of period	$1,905	$—	$1,110	$—	$3,015
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$14,334	$—	$14,334
Cash paid for taxes, net	$—	$—	$127	$—	$127

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(13,005)	$(6,697)	$7,686	$(989)	$(13,005)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization			17,149		17,149
Accreted note interest	6,099				6,099
Amortization of note discount		153			153
Amortization of debt issuance costs	205	975			1,180
Bad debt expense			7,307		7,307
Compensation related to stock options	22				22
Deferred income taxes			125		125
Equity in earnings of unconsolidated joint ventures			(116)		(116)
Proceeds from unconsolidated joint ventures			223		223
Loss on disposal of assets			1,501		1,501
Equity in earnings of consolidated subsidiary	6,697	(7,686)		989	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables			(6,207)		(6,207)
Intercompany payable		13,482	(13,482)		—
Intercompany receivable
Related party and other receivables			117		117
Prepaid expenses and other current assets			(1,178)		(1,178)
Other assets			507		507
Accounts payable			(4,455)		(4,455)
Accrued payroll and related taxes			342		342
Income taxes payable			89		89
Other liabilities			701		701
Other accrued expenses	(119)	(227)	1,637		1,291
Net cash (used in) provided by operating activities	(101)	—	11,946	—	11,845
Cash flows used in investing activities
Purchase of property and equipment			(11,566)		(11,566)
Proceeds from sale of property and equipment			953		953
Non-acquisition intangibles			109		109
Net cash used in investing activities	$—	$—	$(10,504)	$—	$(10,504)

MQ Associates, Inc. & Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(unaudited)
(in thousands)

Consolidating Statements of Cash Flows Six Months Ended June 30, 2006 (Continued)

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in financing activities
Payments of obligations under capital leases	$—	$—	$(574)	$—	$(574)
Intercompany payable	(241)	7,244	(7,003)		—
Payments on Tranche B term loan		(7,244)			(7,244)
Net cash used in financing activities	(241)	—	(7,577)	—	(7,818)
Net decrease in cash and cash equivalents	(342)	—	(6,135)	—	(6,477)
Cash and cash equivalents, beginning of period	2,204		9,400		11,604
Cash and cash equivalents, end of period	$1,862	$—	$3,265	$—	$5,127
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$13,814	$—	$13,814
Cash paid for taxes, net	$—	$—	$790	$—	$790

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

Executive Overview

We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers (each a “FIC”). As of June 30, 2007, we operated a network of 91 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill patients and third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers’ compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the six months ended June 30, 2007, 66.2% of our gross revenue was derived from magnetic resonance imaging (“MRI”) services and 19.7% of our gross revenue was derived from computed tomography (“CT”) services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography services, and other sources.

We segregate our centers into three categories: multi-modality; dual-modality; and single modality centers. As of June 30, 2007, we operated: (i) 42 multi-modality centers; (ii) 31 dual-modality centers, the majority of which offer MRI and CT; and (iii) 18 single modality MRI centers. We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing diagnostic imaging equipment through upgrades, offering multiple pieces of diagnostic imaging equipment within the same modality and adding new modalities, such as nuclear medicine, ultrasound and mammography. As of June 30, 2007, we owned or leased 15 mobile MRI machines that we use to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

At June 30, 2007, we operated 339 diagnostic imaging systems, 330 of which we owned and 9 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment in operation at June 30, 2007:

	June 30, 2007
	Owned	Leased	Total
MRI	104	7	111
CT	68	—	68
Other(1)	158	2	160
Total	330	9	339

(1)          Other modalities include nuclear medicine, x-ray, fluoroscopy, ultrasound, bone densitometry and mammography.

Of our $7.5 million in total capital expenditures for the six months ended June 30, 2007, we invested approximately: $6.8 million in equipment maintenance and expansion; $0.5 million for information technology; and $0.2 million in the development of de novo centers. During the six months ended June 30, 2007, we added seven new MRIs, all of which were high-field, redeployed one into service from storage, disposed of one and placed four in storage for potential redeployment; we added three new CTs, all of which were multi-slice, disposed of four and placed one in storage for potential redeployment; and we added three pieces of other modality equipment, redeployed two into service from storage, disposed of three and placed four in storage for potential redeployment.

Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers’ compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and what we expect to collect from third party payors and patients. For the six months ended June 30, 2007, approximately 53.3% of our gross patient revenue came from managed care and commercial payors, 37.0% from governmental and workers’ compensation payors and 9.7% from other sources, including gross revenue from patients who were not insured. We have over 550 different contracts with commercial payors, and no single commercial payor accounted for more than 10% of our gross revenue for the three or six months ended June 30, 2007. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their beneficiaries who are our patients.

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

We derive a majority of our revenue from direct billings to patients and third-party payors such as Medicare, Medicaid and private health insurance companies. As a result, any significant decreases in the rates or adverse changes in methods of reimbursement for the services we provide would have a significant adverse impact on our net revenue and financial results. The Centers for Medicare and Medicaid Services (“CMS”) periodically updates the reimbursement rates in the physician fee schedule (“PFS”) (including diagnostic imaging services we provide). Medicare reimbursement accounted for approximately $11.9 million and $24.0 million of net revenue for the three and six months ended June 30, 2007, respectively, and $47.9 million for the year ended December 31, 2006.

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

We believe that the DRA reimbursement reductions will have a material adverse impact on our results of operations, cash flows and overall financial condition. We estimate that the full-year 2007 impact on our financial results, based on our experience during the six months ended June 30, 2007, will be an $11.0 million reduction in net revenue. This estimate is based on the following assumptions: (i) scan volumes and modality mix for the six months ended June 30, 2007; (ii) our historic Medicare denial rate; and (iii) 2007 APC rates compared to rates in effect for 2006. Scan volumes, payor mix and scan mix during the full-year 2007 could vary from our actual experience in the six months ended June 30, 2007, which would impact our estimate of the effect of the reimbursement reduction.

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

The principal components of our costs of services are compensation paid to radiologists and technologists, equipment maintenance costs, medical supplies, real estate rental expenses and equipment rental costs (which include rental costs for mobile units and operating expenses for certain equipment). Costs of services, as a percentage of net revenue, were 49.3% and 48.6% for the three and six months ended June 30, 2007, respectively, as compared to 45.8% and 45.6% for the three and six months ended June 30, 2006.

Marketing, general and administrative (“MG&A”) expenses are comprised of three major categories: (i) operations overhead; (ii) corporate overhead; and (iii) bad debt expense. Operations overhead includes wages and benefits for center personnel (excluding radiologists and technologists) and transcriptionists, regional management, regional billing centers and local marketing. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for the three and six months ended June 30, 2007 and 2006 (in thousands of dollars). MG&A costs, as a percentage of net revenue, were 35.8% and 37.4% for the three and six months ended June 30, 2007, respectively, as compared to 35.0% for each of the three and six months ended June 30, 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	% Net Revenue	2006	% Net Revenue	2007	% Net Revenue	2006	% Net Revenue
Operations overhead	$14,087	22.1%	$14,632	21.2%	$28,841	22.8%	$30,293	21.5%
Corporate overhead	5,400	8.4%	5,897	8.6%	11,479	9.1%	11,748	8.3%
Bad debt expense	3,364	5.3%	3,622	5.2%	7,006	5.5%	7,307	5.2%
Total	$22,851	35.8%	$24,151	35.0%	$47,326	37.4%	$49,348	35.0%

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

The concentration of gross revenue and gross patient receivables, by payor class, as a percentage of total gross revenue and total gross patient receivables, for and as of the six months ended June 30, 2007, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	53.3%	47.9%	39.2
Medicare	21.7%	21.0%	41.9
Medicaid	5.4%	5.2%	41.6
Other third party payors, including patients	9.7%	13.8%	62.7
Other governmental and workers’ compensation payors	9.9%	12.1%	54.0
Total	100.0%	100.0%	43.6

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

Results of operations

The following table sets forth our statement of operations data and these amounts as a percentage of net revenue for the periods indicated:

									Change
									Three Months	Six Months
	Three Months Ended June 30,				Six Months Ended June 30,				Ended June 30,	Ended June 30,
	2007		2006		2007		2006		2007 vs. 2006	2007 vs. 2006
Net revenue from services	$63,841	100.0%	$69,058	100.0%	$126,674	100.0%	$140,822	100.0%	$(5,217)	$(14,148)
Costs of services	31,488	49.3%	31,617	45.8%	61,615	48.6%	64,208	45.6%	(129)	(2,593)
MG&A expenses	22,851	35.8%	24,151	35.0%	47,326	37.4%	49,348	35.0%	(1,300)	(2,022)
(Gain) loss on disposal of assets	208	0.3%	1,372	2.0%	234	0.2%	1,501	1.1%	(1,164)	(1,267)
Depreciation and amortization	7,440	11.7%	8,438	12.2%	15,035	11.9%	17,149	12.2%	(998)	(2,114)
Income from operations	1,854	2.9%	3,480	5.04%	2,464	1.9%	8,616	6.1%	(1,626)	(6,152)
Interest expense, net	11,158	17.5%	10,446	15.1%	21,932	17.3%	20,788	14.8%	712	1,144
Equity in earnings of unconsolidated joint ventures	(62)	(0.1)%	(72)	(0.1)%	(84)	(0.1)%	(116)	(0.1)%	(10)	(32)
Provision for income taxes	334	0.5%	274	0.4%	776	0.6%	949	0.7%	60	(173)
Net loss	$(9,576)	(15.0)%	$(7,168)	(10.4)%	$(20,160)	(15.9)%	$(13,005)	(9.2)%	$(2,408)	$(7,155)

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Net revenue was $63.8 million for the three months ended June 30, 2007, representing a decrease of $5.3 million, or 7.6%, from net revenue of $69.1 million for the three months ended June 30, 2006. The decrease in net revenue was driven in large part by lower scan volumes, Medicare reimbursement reductions under DRA, and a net reduction in centers, offset by pricing effects of changes in modality and payor mix. We experienced a decrease in same center net revenue of $3.8 million, or  5.8%, in the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end. Our new centers added $0.2 million, or 0.3%, of net revenue growth in the three months ended June 30, 2007, compared to the three months ended June 30, 2006. New centers are defined as centers opened since the beginning of the prior year. The impact of closed and sold centers on net revenue in the three months ended June 30, 2007, compared to the three months ended June 30, 2006 was a decrease of $1.5 million. Managed centers and mobile operations accounted for a decrease in net revenue of $0.2 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

The decrease in net revenue from same centers of $3.8 million for the three months ended June 30, 2007 resulted from lower scan volumes, Medicare reimbursement reductions under DRA and pricing effects of changes in modality and payor mix. Scan volume decreases at our same centers reduced net revenue by $2.9 million, the impact of pricing due to Medicare reimbursement under DRA reduced net revenue by $2.9 million, while the pricing effects of modality and payor mix changes increased net revenue by $1.8 million and changes in modality mix increased net revenue by $0.2 million.

Costs of services were $31.5 million for the three months ended June 30, 2007, representing a decrease of $0.1 million, or 0.4%, as compared to $31.6 million for the three months ended June 30, 2006. The decrease in costs of services was primarily driven by lower scan volumes and lower net revenue, which was almost entirely offset by an increase in radiology fees of approximately $1.2 million in Arizona. Furthermore, costs of services, as a percentage of net revenue, increased to 49.3% in the three months ended June 30, 2007, as compared to 45.8% in the three months ended June 30, 2006. The increase in costs of services, as a percentage of net revenue, was primarily the result of the increase in radiology fees, as well as costs related to technologists, building and equipment, which do not decline proportionately with the decrease in overall net revenue.

MG&A expenses were $22.9 million for the three months ended June 30, 2007, representing a decrease of $1.3 million, or 5.4%, as compared to $24.2 million for the three months ended June 30, 2006. MG&A expenses as a percentage of net revenue were 35.8% in the three months ended June 30, 2007, as compared to 35.0% in the three months ended June 30, 2006. The decrease in MG&A expenses was largely the result of lower employee compensation of $0.7 million, a decrease in professional fees of $0.7 million, and a decrease in bad debt expense of $0.3 million, offset by an increase in information technology costs of $0.4 million for the three months ended June 30, 2007. MG&A expenses for the three months ended June 30, 2007, also included costs associated with the turnover of radiologists in Arizona of approximately $0.3 million.

Depreciation and amortization was $7.4 million, or 11.7% of net revenue, for the three months ended June 30, 2007, as compared to $8.4 million, or 12.2% of net revenue, for the three months ended June 30, 2006. The $1.0 million decrease in depreciation expense resulted from lower capital expenditures made in 2007 and 2006 and the retirement of certain assets in prior periods.

Interest expense, net was $11.2 million for the three months ended June 30, 2007, representing an increase of $0.7 million, or 6.8%, from $10.4 million for the three months ended June 30, 2006. The increase was the result of an increase in interest expense on the senior credit facility due to increased borrowings and increased accretion of interest expense related to the 12¼% Notes, as defined below.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Net revenue was $126.7 million for the six months ended June 30, 2007, representing a decrease of $14.1 million, or 10.0%, from net revenue of $140.8 million for the six months ended June 30, 2006. The decrease in net revenue was driven in large part by lower scan volumes, Medicare reimbursement reductions under DRA, and a net reduction in centers, offset by pricing effects of changes in modality and payor mix. We experienced a decrease in same center net revenue of $11.3 million, or 8.3%, in the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end. Our new centers added $0.7 million, or 0.4%, of net revenue growth in the six months ended June 30, 2007, compared to the six months ended June 30, 2006. New centers are defined as centers opened since the beginning of the prior year. The impact of closed and sold centers on net revenue in the six months ended June 30, 2007, compared to the six months ended June 30, 2006 was a decrease of $3.4 million. Managed centers and mobile operations accounted for a decrease in net revenue of $0.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

The decrease in net revenue from same centers of $11.3 million for the six months ended June 30, 2007 resulted from lower scan volumes, Medicare reimbursement reductions under DRA and changes in modality mix. Scan volume decreases at our same centers reduced net revenue by $6.7 million, the impact of pricing due to Medicare reimbursement under DRA reduced net revenue by $5.5 million, and changes in modality mix reduced net revenue by $0.2 million, while the pricing effects of modality and payor mix changes increased net revenue by $1.1 million.

Costs of services were $61.6 million for the six months ended June 30, 2007, representing a decrease of $2.6 million, or 4.0%, as compared to $64.2 million for the six months ended June 30, 2006. The decrease in costs of services was primarily driven by lower scan volumes and lower net revenue, which was almost entirely offset by an increase in radiology fees of approximately $1.3 million in Arizona. Furthermore, costs of services, as a percentage of net revenue, increased to 48.6% in the six months ended June 30, 2007, as compared to 45.6% in the six months ended June 30, 2006. The increase in costs of services, as a percentage of net revenue, was primarily the result of the increase in radiology fees, as well as costs related to technologists, building and equipment, which do not decline proportionately with the decrease in overall net revenue.

MG&A expenses were $47.3 million for the six months ended June 30, 2007, representing a decrease of $2.0 million, or 4.1%, as compared to $49.3 million for the six months ended June 30, 2006. MG&A expenses as a percentage of net revenue were 37.4% in the six months ended June 30, 2007, as compared to 35.0% in the six months ended June 30, 2006. The decrease in MG&A expenses was largely the result of lower employee compensation of $1.3 million, a decrease in professional fees of $0.8 million, and a decrease in bad debt expense of $0.3 million, offset by an increase in information technology costs of $0.7 million for the six months ended June 30, 2007. MG&A expenses for the six months ended June 30, 2007, also included costs associated with the turnover of radiologists in Arizona of approximately $0.7 million.

Depreciation and amortization was $15.0 million, or 11.9% of net revenue, for the six months ended June 30, 2007, as compared to $17.1 million, or 12.2% of net revenue, for the six months ended June 30, 2006. The $2.1 million decrease in depreciation expense resulted from lower capital expenditures made in 2007 and 2006 and the retirement of certain assets in prior periods.

Interest expense, net was $21.9 million for the six months ended June 30, 2007, representing an increase of $1.1 million, or 5.5%, from $20.8 million for the six months ended June 30, 2006. The increase was the result of an increase in interest expense on the senior credit facility due to increased borrowings and increased accretion of interest expense related to the 12¼% Notes, as defined below.

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

Cash Flows

Net cash used in operating activities was $5.6 million for the six months ended June 30, 2007, representing a decrease of $17.4 million from net cash provided by operating activities of $11.8 million for the six months ended June 30, 2006. This difference resulted primarily from an increase in the net loss of $7.2 million for the six months ended June 30, 2007 compared to the net loss for the six months ended

June 30, 2006 and a decrease in cash from working capital. Overall, the change in working capital assets and liabilities required $7.9 million more cash in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The working capital changes were principally in patient receivables, prepaid expenses, other current assets, accrued payroll and related taxes and other liabilities, partially offset by changes in accounts payable.

Net cash used in investing activities was $7.4 million for the six months ended June 30, 2007, representing a decrease of $3.1 million, or 28.7%, from $10.5 million for the six months ended June 30, 2006. The decrease was the result of a decrease in the purchase of property and equipment in the six months ended June 30, 2007 of approximately $4.0 million, offset by a decrease of $1.0 million in proceeds from the sale of property and equipment, compared to the six months ended June 30, 2006.

Net cash provided by financing activities was $11.5 million for the six months ended June 30, 2007, representing an increase of $19.3 million from $7.8 million of net cash used in financing activities for the six months ended June 30, 2006. The increase is primarily attributable to an increase in net proceeds of $12.4 million from the senior credit facility and a decrease in payments attributable to the Tranche B term loan of $7.0 million during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

Financial Condition

At June 30, 2007, we had $360.9 million of indebtedness outstanding, as compared to $341.9 million at December 31, 2006. In addition, at June 30, 2007, we had a stockholders’ deficit of $301.9 million, as compared to our stockholders’ deficit of $281.3 million at December 31, 2006. Our indebtedness primarily consisted of $177.5 million of our 11 7/8% senior subordinated notes due 2012 (the “11 7/8% Notes”), $119.0 million of accreted value of our $136.0 million aggregate principal amount at maturity 12¼% senior discount notes due 2012 (the “12¼ Notes”), $59.9 million under the Tranche B portion of our senior credit facility and $3.3 million under the revolving credit facility. Further, at June 30, 2007, we would have been able to borrow an additional $21.2 million (after giving effect to $0.5 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions.

Senior Credit Facility

Effective June 29, 2007, MedQuest, Inc. (“MedQuest”) and MQ Associates, Inc. (“MQA”, and, together with MedQuest, the “Company”) entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, dated as of September 3, 2003. The Fourth Amendment makes certain changes to the Senior Credit Facility, including (i) extending the maturity date of the revolving portion of the Senior Credit Facility until January 31, 2009, (ii) reducing the revolving commitment to $25 million, (iii) increasing the Tranche B term loan principle amount to $60 million, (iv) amending the Tranche B term loan amortization such that approximately $59 million of the term loan matures on January 31, 2009, (v) modifying the levels of the financial covenants, including the addition of a capital expenditure covenant and (vi) modifying certain of the definitions used in calculating those covenants.

The senior credit facility, as amended, is guaranteed by MQA and each of MedQuest’s existing and future subsidiaries. MedQuest’s obligations under the senior credit facility and the guarantors’ obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

Subject to adjustments pursuant to the Fourth Amendment to the senior credit facility borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. Borrowings under the revolving credit facility at June 30, 2007 and 2006 were $3.3 million and $0, respectively. The revolving credit facility also provides for a commitment fee equal to 1% per annum, subject to adjustment. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

Subject to adjustments pursuant to the Fourth Amendment, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (weighted average rate of 5.375% and 4.99% at June 30, 2007 and June 30, 2006, respectively) and amounted to $59.9 million and $50.7 million at June 30, 2007 and June 30, 2006, respectively.

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

The senior credit facility and the indentures governing the 11 7/8% Notes and the 12 1/4% Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the senior credit facility imposes certain restrictions on capital expenditures and requires us to meet certain financial ratios.

Preferred Stock

The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holders upon the consummation of an underwritten public offering at a redemption price of $55.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQA common stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQA common stock. We have not accreted the fair value of the additional shares of MQA common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of June 30, 2007.

Capital expenditures

We incur capital expenditures to, among other things:

•       upgrade or replace existing equipment and centers to increase volume and/or quality;

•       purchase new equipment and incur leasehold improvements for de novo centers;

•       acquire the assets of centers owned by others; and

•       upgrade information technology systems.

Capital expenditures, in the aggregate, amounted to $7.5 million for the six months ended June 30, 2007, as compared to $11.6 million for the six months ended June 30, 2006.

The following table sets forth capital expenditures, in detail, for the three and six month periods ended June 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Maintenance and growth	$1.3	$5.2	$6.8	$8.8
New centers (de novo)	—	0.4	0.2	1.6
Business acquisitions	—	—	—	—
Information technology	0.2	0.1	0.5	1.2
Total	$1.5	$5.7	$7.5	$11.6

We believe that expenditures for capital equipment and acquisitions of businesses will range between $15.0 million and $18.0 million for the year ending December 31, 2007. The amount of capital expenditures may vary based upon the level of unanticipated events and opportunities that present themselves during the year and is subject to change; however, our Senior Credit Facility does contain a capital expenditure covenant that limits capital expenditures to some extent. We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Related party transactions

As of June 30, 2007, we leased space for one of our imaging centers through a lease agreement between one of our subsidiaries and Image Properties, L.L.C. (“Image Properties”), a company owned by our former Chief Executive Officer and our former President. We guarantee that real estate lease between our subsidiary and Image Properties. The lease provides for monthly rent of approximately $6,000. Effective June 1, 2007, Image Properties sold, to an unrelated third party, the properties underlying 13 of our imaging centers, which we previously leased from them. We made total lease payments under those agreements of approximately $0.4 million and $0.9 million in the three and six months ended June 30, 2007 and approximately $0.8 million and $1.7 million in the three and six months ended June 30, 2006.

Critical accounting policies and estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described in our 2006 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, a summary of our significant accounting policies can be found in Note 3 to the consolidated financial statements included in the 2006 10-K. During the six months ended June 30, 2007, there were no changes to our critical accounting policies and no adoption of any new significant accounting policies other than FIN 48, which is discussed in Note 4, “Income taxes” in the consolidated financial statements located elsewhere in this report.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and, as of June 30, 2007, related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Long-term debt	2007	2008	2009	2010	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$40.5	$275.5	$316.0	$184.50
Average interest rate				12.04%	12.04%	12.04%	27.74%
Variable rate	$0.3	$0.6	$62.2	$—	$—	$63.1	$63.1
Average interest rate	9.14%	9.14%	9.14%			9.14%	9.14%

Item 4.                        Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2007. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2007. No change in internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

On February 24, 2007, after a failed mediation on an unrelated matter between Phoenix Diagnostic Imaging, Inc. (“PDI”), our Arizona subsidiary, and Analytic Medical Imaging, Ltd. d/b/a/ Arizona Medical Imaging (“AMI”), our exclusive radiology provider in our greater Phoenix, Arizona market, AMI terminated our 30 year Radiology Interpretive Services and Medical Director Agreement (“ISA”), with only 5 days’ notice. On February, 28, 2007, PDI filed a lawsuit against AMI for breach of the ISA based on AMI’s wrongful termination, insufficient notice of termination and bad faith, as well as for tortuous interference with its business relations, along with a motion for temporary restraining order (“TRO”) in the Superior Court, Maricopa County, Arizona. The TRO sought to prohibit AMI from abandoning its staffing of PDI’s centers on such inappropriate and insufficient notice. On February 28, 2007, the Superior Court granted PDI’s motion for a TRO and set a preliminary injunction hearing for March 19, 2007.

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

At the conclusion of the preliminary injunction hearing on March 19, 2007, the Superior Court extended the TRO through March 26, 2007 and ordered the parties to engage in emergency arbitration to determine whether further injunctive relief was appropriate. The Superior Court also referred the underlying lawsuit to binding American Arbitration Association (“AAA”) arbitration. On March 26 and March 31, 2007, the parties engaged in an emergency arbitration proceeding and the injunctive relief granted to PDI was further extended until the emergency arbitration was completed. On April 6, 2007, the emergency arbitrator declared that PDI was the prevailing party, ordered that PDI’s costs for the emergency arbitration be borne by AMI and granted PDI the continued injunctive relief it sought. Pursuant to the emergency arbitration award, AMI was required to provide the PDI centers with six full-time radiologists through May 25, 2007. On July 24, 2007, the emergency arbitration award was confirmed by the Superior Court, Maricopa County, Arizona.

Although AMI has asserted a number of rationales and justifications, which we believe are unjustified and unsupportable, for its termination of the ISA, PDI intends to vigorously pursue its arbitration claim against AMI and believes that its claim has merit. PDI is currently awaiting the AAA’s appointment of the arbitration panel before which PDI’s claim will be heard. We are not able to predict the ultimate outcome of this arbitration, or the impact the transition to alternate radiology coverage in our greater Phoenix, Arizona market or management’s diverted attention to this matter may have on our operations in the short term.

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

MQ ASSOCIATES, INC.
Date: August 14, 2007	By:	/s/ TODD E. ANDREWS
Todd E. Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer)