Form 10-Q
period 2007-09-30
MQ ASSOCIATES INC
filed 2007-11-07
CIK 1198233

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 333-101399

MQ ASSOCIATES, INC.
(Exact name of company as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2148018 (I.R.S. Employer Identification No.)
3480 Preston Ridge Road Suite 600 Alpharetta, Georgia (Address of principal executive offices)	30005 (Zip code)

        Company's telephone number, including area code: 770-300-0101

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of MQ Associates, Inc.'s classes of common stock, as of the latest practicable date.

        At November 7, 2007, the number of shares outstanding of each of MQ Associates, Inc.'s classes of common equity were as follows: 72,100,000 shares of Class A common stock, $.001 par value per share, and 28,605,000 shares of common stock, $.001 par value per share.

MQ ASSOCIATES, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	4 - 5
	Consolidated Statements of Operations (unaudited) for each of the three and nine months ended September 30, 2007 and 2006	6
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006	7
	Notes to Consolidated Financial Statements (unaudited)	8 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21 - 31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	34
Item 6.	Exhibits	34
	Signatures	35

Forward-Looking Statements

        This report contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. We can give no assurance that such forward-looking statements will prove to be correct. Among the most important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are our previously announced merger agreement with Novant Health, Inc., general economic and business conditions, the effect of healthcare industry trends on third-party reimbursement rates and demand for our services, limitations and delays in reimbursement by third-party payors, changes in governmental regulations that affect our ability to do business, actions of our competitors, introduction of new technologies, risks associated with our acquisition strategy and integration costs, and the additional risk factors set forth under Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006 ("2006 10-K"), as well as in our other periodic reports filed with the SEC.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

MQ Associates, Inc. & Subsidiaries

Consolidated Balance Sheets

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,024	$4,601
Patient receivables, net of allowances	31,009	24,963
Income tax receivable	65	—
Other receivables	1,051	1,944
Prepaid expenses and other	3,726	2,648
Deferred income taxes	285	408

Total current assets	39,160	34,564
Property and equipment, net	62,849	77,432
Goodwill	34,528	34,528
Certificates of need	15,860	15,823
Other intangible assets, net	230	326
Debt issuance costs, net	10,531	11,694
Other	840	1,067

Total assets	$163,998	$175,434

The accompanying notes are an integral part of the consolidated financial statements.

	September 30, 2007	December 31, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,017	$8,800
Accrued payroll and related taxes	6,561	6,154
Accrued interest	2,733	8,634
Accrued radiologist fees	3,543	3,754
Other liabilities	2,046	1,776
Other accrued expenses	5,469	4,931
Income taxes payable	—	163
Current portion of long-term debt	762	528
Current portion of obligations under capital leases	907	950

Total current liabilities	26,038	35,690
Long-term debt	367,567	339,909
Obligations under capital leases	109	536
Deferred income taxes	7,379	6,427
Other long-term liabilities	5,205	4,177

Total liabilities	406,298	386,739
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000	55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000	15,000

	70,000	70,000
Stockholders' deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72	72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29	29
Additional paid-in capital	70	37
Accumulated deficit	(312,471)	(281,443)

Total stockholders' deficit	(312,300)	(281,305)

Total liabilities and stockholders' deficit	$163,998	$175,434

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue from services	$59,809	$67,878	$186,483	$208,700
Costs and expenses:
Costs of services	30,311	29,929	91,926	94,137
Marketing, general and administrative expenses	22,094	23,091	69,420	72,439
Loss (gain) on disposal of assets	65	(2,255)	299	(754)
Gain on sale of partnership interest	(524)	—	(524)	—
Depreciation and amortization	6,791	8,336	21,826	25,485

Income from operations	1,072	8,777	3,536	17,393
Interest expense	11,254	10,610	33,245	31,509
Interest income	(23)	(52)	(82)	(163)
Equity in earnings of unconsolidated joint ventures	(71)	(61)	(155)	(177)

Loss before income taxes	(10,088)	(1,720)	(29,472)	(13,776)
Provision for income taxes	343	530	1,119	1,479

Net loss	$(10,431)	$(2,250)	$(30,591)	$(15,255)

The accompanying notes are in integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows (used in) provided by operating activities
Net loss	$(30,591)	$(15,255)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,826	25,485
Accreted note interest	10,459	9,288
Amortization of note discount	262	232
Amortization of debt issuance costs	1,678	1,770
Bad debt expense	10,229	10,867
Compensation related to stock options	33	30
Deferred income taxes	1,075	381
Equity in earnings of unconsolidated joint ventures	(155)	(177)
Proceeds from unconsolidated joint ventures	315	223
Loss (gain) on disposal of assets	299	(754)
Gain on sale of partnership interest	(524)	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables	(16,275)	(10,455)
Related party and other receivables	891	436
Prepaid expenses and other current assets	(1,078)	(200)
Other assets	167	732
Accounts payable	(4,783)	(5,557)
Accrued payroll and related taxes	407	1,515
Income taxes payable	(228)	216
Other liabilities	270	(38)
Other accrued expenses	(4,983)	(6,959)

Net cash (used in) provided by operating activities	(10,706)	11,780

Cash flows used in investing activities
Purchase of property and equipment	(7,611)	(19,510)
Proceeds from sale of property and equipment	67	5,201
Proceeds from sale of partnership interest	524	—
Non-acquisition intangibles	(37)	(47)

Net cash used in investing activities	$(7,057)	$(14,356)

Cash flows provided by (used in) financing activities
Proceeds from note payable	$283	$—
Payments on note payable	(101)	—
Payments of obligations under capital leases	(470)	(865)
Proceeds from senior credit facility	23,000	10,000
Payments on senior credit facility	(14,738)	(10,000)
Proceeds from Tranche B term loan	9,141	—
Payments on Tranche B term loan	(414)	(7,375)
Payment of debt issuance costs	(515)	—

Net cash provided by (used in) financing activities	16,186	(8,240)
Net decrease in cash and cash equivalents	(1,577)	(10,816)
Cash and cash equivalents, beginning of period	4,601	11,604

Cash and cash equivalents, end of period	$3,024	$788

Supplemental disclosure of cash flow information
Cash paid for interest	$26,617	$25,898

Cash paid for taxes, net	$286	$931

The accompanying notes are an integral part of the consolidated financial statements.

MQ Associates, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, except share data or as otherwise disclosed)

1. Business and Basis of Presentation

        As of September 30, 2007, MQ Associates, Inc. ("MQA"), through MedQuest, Inc. ("MedQuest"), a wholly owned subsidiary of MQA, and MedQuest's subsidiaries (collectively with MQA and MedQuest, the "Company"), operated 92 outpatient diagnostic imaging centers located in 13 states, primarily in the southeastern and southwestern United States. The outpatient diagnostic imaging centers provide medical imaging services to patients referred by physicians and bill governmental agencies, national and local insurance carriers, as well as individual patients who reside in the respective service areas. The Company operates in one reportable segment.

        The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 10-K"). In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007.

2. Liquidity and Capital Resources

        The Company had a net loss of $30,591 for the nine months ended September 30, 2007 and net losses of $23,039, $29,218 and $16,697 for the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in operations was $10,706 for the nine months ended September 30, 2007, while cash provided by operations was $25,111, $34,501 and $33,270 for the years ended December 31, 2006, 2005 and 2004, respectively. Total indebtedness at September 30, 2007, net of future accretion and amortization, was approximately $369,345, and estimated cash requirements to fund principal and interest payments for the remainder of 2007 are approximately $1,856. Estimated cash requirements to fund principal and interest payments in 2008, 2009 and 2010 are approximately $29,374, $105,410 and $78,559, respectively.

        The Company estimates that its 2007 revenue, net losses and cash from operations will be negatively impacted by approximately $10,484 as a result of Deficit Reduction Act of 2005 ("DRA") and the lower Medicare reimbursements that began January 1, 2007.

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

3. New Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 157 may have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, SFAS No. 159 may have on its consolidated financial statements.

4. Income Taxes

        The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. The implementation of FIN 48 by the Company required an increase to reserves for uncertain tax positions of $437 and a corresponding charge to beginning accumulated deficit. As of January 1, 2007, the Company had approximately $1,620 of total gross unrecognized state tax benefits. Of this total, approximately $1,248 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the income tax expense in future periods.

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

        The Company's continuing practice is to recognize material interest and/or penalties related to income tax matters in income tax expense. The Company had $186 accrued for interest at September 30, 2007.

5. Sale of Partnership Interest

        During the three months ended September 30, 2007, the Company sold its partnership interest in a building for $524. The Company's basis in the partnership interest was nominal, and therefore, the Company recorded a gain of $524 on the sale.

6. Contingencies

        From time to time, the Company, due to the nature of its business, is subject to litigation and/or regulatory actions, the resolution of which could result in a materially adverse impact upon the Company's financial position and operating results. At September 30, 2007, the Company was not aware of any such proceedings, other than those disclosed below, that could result in a materially adverse financial impact.

SEC Inquiry

        The staff of the SEC commenced a formal inquiry concerning, among other things, the Company's previous announcement that it expected to restate its financial statements for prior periods and its inability to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 (which, in each case, were subsequently filed). On October 18, 2007, the Company entered into a settlement with the SEC that included a cease and desist order requiring the Company to cease from committing or causing any violations or future violations of certain sections of the Exchange Act and certain Rules thereunder. The settlement did not include any fines or penalties and is not expected to have any future impact on the Company.

Analytic Medical Imaging, Ltd.

        On February, 28, 2007, the Company, through its subsidiary Phoenix Diagnostic Imaging, Inc. ("PDI"), filed a lawsuit against Analytic Medical Imaging, Ltd. d/b/a/ Arizona Medical Imaging ("AMI"), its exclusive radiology provider in the eleven greater Phoenix, Arizona centers, for breach of the Radiology Interpretive Services and Medical Director Agreement ("ISA"), related to AMI's wrongful termination of the ISA with only 5 days' notice. The lawsuit is based on AMI's wrongful termination of the ISA, insufficient notice of termination and bad faith, as well as for tortious interference with PDI's business relations. In addition, PDI filed a motion for temporary restraining order ("TRO") in the Superior Court, Maricopa County, Arizona. The TRO sought to prohibit AMI from abandoning its staffing of PDI's centers on such inappropriate and insufficient notice. On February 28, 2007, the Superior Court granted PDI's motion for a TRO and set a preliminary injunction hearing for March 19, 2007.

        At the conclusion of the preliminary injunction hearing on March 19, 2007, the Superior Court extended the TRO through March 26, 2007 and ordered the parties to engage in emergency arbitration to determine whether further injunctive relief was appropriate. The Superior Court also referred the underlying lawsuit to binding American Arbitration Association ("AAA") arbitration. On March 26 and March 31, 2007, the parties engaged in an emergency arbitration proceeding, and the injunctive relief granted to PDI was further extended until the emergency arbitration was completed. On April 6, 2007, the emergency arbitrator declared that PDI was the prevailing party, ordered that PDI's costs for the emergency arbitration be borne by AMI and granted PDI the continued injunctive relief it sought. Pursuant to the emergency arbitration award, AMI was required to provide the PDI centers with six full-time radiologists through May 25, 2007. On July 24, 2007, the emergency arbitration award was confirmed by the Superior Court, Maricopa County, Arizona.

        Although AMI has asserted a number of rationales and justifications, which PDI believes are unjustified and unsupportable, for its termination of the ISA, PDI intends to vigorously pursue its arbitration claim against AMI and believes that its claim has merit. The Company is not able to predict the ultimate outcome of this arbitration, or the impact the transition to alternate radiology coverage in the greater Phoenix, Arizona market or management's diverted attention to this matter may have on its operations in the short term.

7. Merger

        On August 10, 2007, MQA entered into a definitive merger agreement with Novant Health, Inc., a leading not-for-profit integrated healthcare system in North and South Carolina, pursuant to which Novant will acquire MQA.

        Novant will pay $45 million in cash at closing, and contigent consideration in an amount up to $35 million based on the Company's adjusted EBITDA during the 2008 fiscal year. In addition, Novant will assume debt of approximately $369 million. The transaction will result in a change of control under the terms of the indentures with respect to MQA's 12 1/4% senior discount notes and MedQuest's 11 7/8% senior subordinated notes.

        In connection with the merger, MQA's controlling stockholder, an affiliate of J.P. Morgan Partners, LLC, voted all of its shares of voting stock in favor of the merger. The transaction is subject to certain healthcare and other regulatory approvals, as well as other customary closing conditions.

8. Consolidating Financial Statements

        The following tables present consolidating financial information as required as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 for: (1) MQA (parent); (2) MedQuest (issuer); (3) the guarantors (on a combined basis, which represent all of MedQuest's subsidiaries) of the $180.0 million aggregate principal amount of 11 7/8% senior subordinated notes due 2012 of MedQuest (the "11 7/8% Notes") and (4) all eliminating adjustments. The consolidating financial statements presented reflect the legal entity composition at the respective dates.

        In August 2002, MedQuest issued the 11 7/8% Notes to fund in part the Company's recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount of 11 7/8% Notes for the registered 11 7/8% Notes. The 11 7/8% Notes are senior subordinated uncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest's subsidiaries.

        Separate financial statements of MedQuest, as issuer of the 11 7/8% Notes, and the subsidiary guarantors are not presented because MedQuest and each subsidiary guarantor are 100% owned by MQA, all guarantees are full and unconditional, and all guarantees are joint and several.

        The Company's senior credit facility (the "Senior Credit Facility"), the indenture governing the 11 7/8% Notes and the indenture governing the $136.0 million aggregate principal amount at maturity of 12 1/4% senior discount notes due 2012 of MQA (the "12 1/4% Notes") impose certain restrictions on the Company, including restrictions on the Company's ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the Senior Credit Facility imposes certain restrictions on capital expenditures and requires the Company to maintain certain financial ratios. MedQuest's indebtedness under the Senior Credit Facility is collateralized by substantially all of the Company's assets, including inventory, accounts receivable, real and personal property, intellectual property and other intangibles, and is guaranteed by MQA and all of MedQuest's subsidiaries.

Consolidating Balance Sheets September 30, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,915	$—	$1,109	$—	$3,024
Patient receivables, net of allowances			31,009		31,009
Income tax receivable			65		65
Other receivables			1,051		1,051
Prepaid expenses and other			3,726		3,726
Deferred income taxes			285		285

Total current assets	1,915	—	37,245	—	39,160
Property and equipment, net			62,849		62,849
Goodwill			34,528		34,528
Certificates of need			15,860		15,860
Other intangible assets, net			230		230
Debt issuance costs, net	2,160	8,371			10,531
Other			840		840

Total assets	$4,075	$8,371	$151,552	$—	$163,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$—	$—	$4,017	$—	$4,017
Accrued payroll and related taxes			6,561		6,561
Accrued interest		2,733			2,733
Accrued radiologist fees			3,543		3,543
Other liabilities			2,046		2,046
Other accrued expenses			5,469		5,469
Current portion of long-term debt		618	144		762
Current portion of obligations under capital leases			907		907

Total current liabilities	—	3,351	22,687	—	26,038
Intercompany payable	61,366	(252,938)	191,572		—
Investment in subsidiaries	62,405	75,438		(137,843)	—
Long-term debt	122,604	244,925	38		367,567
Obligations under capital leases			109		109
Deferred income taxes			7,379		7,379
Other long-term liabilities			5,205		5,205

Total liabilities	246,375	70,776	226,990	(137,843)	406,298
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000

	70,000	—	—	—	70,000
Stockholders' deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital	70				70
Accumulated deficit	(312,471)	(62,405)	(75,438)	137,843	(312,471)

Total stockholders' deficit	(312,300)	(62,405)	(75,438)	137,843	(312,300)

Total liabilities, redeemable preferred stock and stockholders' deficit	$4,075	$8,371	$151,552	$—	$163,998

Consolidating Balance Sheets December 31, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,873	$—	$2,728	$—	$4,601
Patient receivables, net of allowances			24,963		24,963
Other receivables			1,944		1,944
Prepaid expenses and other			2,648		2,648
Deferred income taxes			408		408

Total current assets	1,873	—	32,691	—	34,564
Property and equipment, net			77,432		77,432
Goodwill			34,528		34,528
Certificates of need			15,823		15,823
Other intangible assets, net			326		326
Debt issuance costs, net	2,483	9,211			11,694
Other			1,067		1,067

Total assets	$4,356	$9,211	$161,867	$—	$175,434

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$—	$—	$8,800	$—	$8,800
Accrued payroll and related taxes			6,154		6,154
Accrued interest		8,634			8,634
Accrued radiologist fees			3,754		3,754
Other liabilities			1,776		1,776
Other accrued expenses			4,931		4,931
Income taxes payable			163		163
Current portion of long-term debt		528			528
Current portion of obligations under capital leases			950		950

Total current liabilities	—	9,162	26,528	—	35,690
Intercompany payable	61,387	(262,948)	201,561		—
Investment in subsidiaries	42,129	77,362		(119,491)	—
Long-term debt	112,145	227,764			339,909
Obligations under capital leases			536		536
Deferred income taxes			6,427		6,427
Other long-term liabilities			4,177		4,177

Total liabilities	215,661	51,340	239,229	(119,491)	386,739
Commitments and contingencies
Redeemable preferred stock
Series A Convertible, $.001 par value; nonvoting; 55,000,000 shares authorized, issued and outstanding	55,000				55,000
Series B Convertible, $.001 par value; nonvoting; 15,000,000 shares authorized, issued and outstanding	15,000				15,000

	70,000	—	—	—	70,000
Stockholders' deficit
Class A Convertible common stock, $.001 par value; voting; 115,000,000 shares authorized; 72,100,000 issued and outstanding	72				72
Common stock, $.001 par value; voting; 195,000,000 shares authorized; 28,605,000 shares issued and outstanding	29				29
Additional paid-in capital	37				37
Accumulated deficit	(281,443)	(42,129)	(77,362)	119,491	(281,443)

Total stockholders' deficit	(281,305)	(42,129)	(77,362)	119,491	(281,305)

Total liabilities, redeemable preferred stock and stockholders' deficit	$4,356	$9,211	$161,867	$—	$175,434

Consolidating Statements of Operations Three Months Ended September 30, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	59,809	$—	$59,809
Costs and expenses:
Costs of services			30,311		30,311
Marketing, general and administrative expenses			22,094		22,094
Loss on disposal of assets			65		65
Gain on sale of partnership interest			(524)		(524)
Depreciation and amortization			6,791		6,791

Income from operations	—	—	1,072	—	1,072
Interest expense	3,703	7,490	61		11,254
Interest income	(10)		(13)		(23)
Equity earnings of unconsolidated joint ventures			(71)		(71)

Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,693)	(7,490)	1,095	—	(10,088)
Provision for income taxes			343		343

Income (loss) before equity in earnings of consolidated subsidiaries	(3,693)	(7,490)	752	—	(10,431)
Equity in earnings of consolidated subsidiaries	(6,738)	752		5,986	—

Net income (loss)	$(10,431)	$(6,738)	$752	$5,986	$(10,431)

Consolidating Statements of Operations Three Months Ended September 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$67,878	$—	$67,878
Costs and expenses:
Costs of services			29,929		29,929
Marketing, general and administrative expenses	12		23,079		23,091
Gain on disposal of assets			(2,255)		(2,255)
Depreciation and amortization			8,336		8,336

Income (loss) from operations	(12)	—	8,789	—	8,777
Interest expense	3,292	7,272	46		10,610
Interest income	(11)		(41)		(52)
Equity earnings of unconsolidated joint ventures			(61)		(61)

Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(3,293)	(7,272)	8,845	—	(1,720)
Provision for income taxes			530		530

Income (loss) before equity in earnings of consolidated subsidiaries	(3,293)	(7,272)	8,315	—	(2,250)
Equity in earnings of consolidated subsidiaries	1,043	8,315		(9,358)	—

Net income (loss)	$(2,250)	$1,043	$8,315	$(9,358)	$(2,250)

Consolidating Statements of Operations Nine Months Ended September 30, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$186,483	$—	$186,483
Costs and expenses:
Costs of services			91,926		91,926
Marketing, general and administrative expenses			69,420		69,420
Loss on disposal of assets			299		299
Gain on sale of partnership interest			(524)		(524)
Depreciation and amortization			21,826		21,826

Income from operations	—	—	3,536	—	3,536
Interest expense	10,784	22,200	261		33,245
Interest income	(32)		(50)		(82)
Equity earnings of unconsolidated joint ventures			(155)		(155)

Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(10,752)	(22,200)	3,480	—	(29,472)
Provision for income taxes			1,119		1,119

Income (loss) before equity in earnings of consolidated subsidiaries	(10,752)	(22,200)	2,361	—	(30,591)
Equity in earnings of consolidated subsidiaries	(19,839)	2,361		17,478	—

Net income (loss)	$(30,591)	$(19,839)	$2,361	$17,478	$(30,591)

Consolidating Statements of Operations Nine Months Ended September 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue from services	$—	$—	$208,700	$—	$208,700
Costs and expenses:
Costs of services			94,137		94,137
Marketing, general and administrative expenses	34		72,405		72,439
Gain on disposal of assets			(754)		(754)
Depreciation and amortization			25,485		25,485

Income (loss) from operations	(34)	—	17,427	—	17,393
Interest expense	9,597	21,655	257		31,509
Interest income	(30)		(133)		(163)
Equity earnings of unconsolidated joint ventures			(177)		(177)

Income (loss) before provisions for income taxes and equity in earnings of consolidated subsidiaries	(9,601)	(21,655)	17,480	—	(13,776)
Provision for income taxes			1,479		1,479

Income (loss) before equity in earnings of consolidated subsidiaries	(9,601)	(21,655)	16,001	—	(15,255)
Equity in earnings of consolidated subsidiaries	(5,654)	16,001		(10,347)	—

Net income (loss)	$(15,255)	$(5,654)	$16,001	$(10,347)	$(15,255)

Consolidating Statements of Cash Flows Nine Months Ended September 30, 2007

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities
Net income (loss)	$(30,591)	$(19,839)	$2,361	$17,478	$(30,591)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization			21,826		21,826
Accreted note interest	10,459				10,459
Amortization of note discount		262			262
Amortization of debt issuance costs	323	1,355			1,678
Bad debt expense			10,229		10,229
Compensation related to stock options	33				33
Deferred income taxes			1,075		1,075
Equity in earnings of unconsolidated joint ventures			(155)		(155)
Proceeds from unconsolidated joint ventures			315		315
Loss on disposal of assets			299		299
Gain on sale of partnership interest			(524)		(524)
Equity in earnings of consolidated subsidiary	19,839	(2,361)		(17,478)	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables			(16,275)		(16,275)
Intercompany payable	(21)	10,010	(9,989)		—
Intercompany receivable
Related party and other receivables			891		891
Prepaid expenses and other current assets			(1,078)		(1,078)
Other assets			167		167
Accounts payable			(4,783)		(4,783)
Accrued payroll and related taxes			407		407
Income taxes payable			(228)		(228)
Other liabilities			270		270
Other accrued expenses		(5,901)	918		(4,983)

Net cash provided by (used in) operating activities	42	(16,474)	5,726	—	(10,706)

Cash flows used in investing activities
Purchase of property and equipment			(7,611)		(7,611)
Proceeds from sale of property and equipment			67		67
Proceeds from sale of partnership interest			524		524
Non-acquisition intangibles			(37)		(37)

Net cash used in investing activities	$—	$—	$(7,057)	$—	$(7,057)

Cash flows provided by (used in) financing activities
Proceeds from note payable	$—	$—	$283	$—	$283
Payments on note payable			(101)		(101)
Payments of obligations under capital leases			(470)		(470)
Proceeds from senior credit facility		23,000			23,000
Payments on senior credit facility		(14,738)			(14,738)
Proceeds from Tranche B term loan		9,141			9,141
Payments on Tranche B term loan		(414)			(414)
Payment of debt issuance costs		(515)			(515)

Net cash provided by (used in) financing activities	—	16,474	(288)	—	16,186

Net decrease in cash and cash equivalents	42	—	(1,619)	—	(1,577)
Cash and cash equivalents, beginning of period	1,873		2,728		4,601

Cash and cash equivalents, end of period	$1,915	$—	$1,109	$—	$3,024

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$26,617	$—	$26,617

Cash paid for taxes, net	$—	$—	$286	$—	$286

Consolidating Statements of Cash Flows Nine Months Ended September 30, 2006

	MQ Associates, Inc.	MedQuest, Inc.	Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows (used in) provided by operating activities
Net income (loss)	$(15,255)	$(5,654)	$16,001	$(10,347)	$(15,255)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization			25,485		25,485
Accreted note interest	9,288				9,288
Amortization of note discount		232			232
Amortization of debt issuance costs	308	1,462			1,770
Bad debt expense			10,867		10,867
Compensation related to stock options	30				30
Deferred income taxes			381		381
Equity in earnings of unconsolidated joint ventures			(177)		(177)
Proceeds from unconsolidated joint ventures			223		223
Gain on disposal of assets			(754)		(754)
Equity in earnings of consolidated subsidiary	5,654	(16,001)		10,347	—
Changes in operating assets and liabilities, net of acquisitions:
Patient receivables			(10,455)		(10,455)
Intercompany payable		25,521	(25,521)		—
Intercompany receivable
Related party and other receivables			436		436
Prepaid expenses and other current assets			(200)		(200)
Other assets			732		732
Accounts payable			(5,557)		(5,557)
Accrued payroll and related taxes	1,515	1,515
Income taxes payable			216		216
Other liabilities			(38)		(38)
Other accrued expenses	(119)	(5,560)	(1,280)		(6,959)

Net cash (used in) provided by operating activities	(94)	—	11,874	—	11,780

Cash flows used in investing activities
Purchase of property and equipment			(19,510)		(19,510)
Proceeds from sale of property and equipment			5,201		5,201
Non-acquisition intangibles			(47)		(47)

Net cash used in investing activities	$—	$—	$(14,356)	$—	$(14,356)

Cash flows used in financing activities
Payments of obligations under capital leases	$—	$—	(865)	$—	$(865)
Proceeds from senior credit facility			10,000		10,000
Payments on senior credit facility			(10,000)		(10,000)
Intercompany payable	(237)		(7,138)	7,375	—
Intercompany receivable		7,375		(7,375)	—
Payments on Tranche B term loan		(7,375)			(7,375)

Net cash used in financing activities	(237)	—	(8,003)	—	(8,240)

Net decrease in cash and cash equivalents	(331)	—	(10,485)	—	(10,816)
Cash and cash equivalents, beginning of period	2,204		9,400		11,604

Cash and cash equivalents, end of period	$1,873	$—	$(1,085)	$—	$788

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$25,898	$—	$25,898

Cash paid for taxes, net	$—	$—	$931	$—	$931

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the unaudited consolidated financial statements and notes, which appear elsewhere in this report. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. The actual results we achieve could differ materially from results anticipated in these forward-looking statements as a result of factors set forth under "Forward-Looking Statements" appearing elsewhere in this report.

Executive Overview

        We are a leading provider of diagnostic imaging services through our network of fixed-site, outpatient diagnostic imaging centers (each a "FIC"). As of September 30, 2007, we operated a network of 92 centers in 13 states primarily throughout the southeastern and southwestern United States and we operate as a single reporting segment. We principally serve patients through physician referrals and bill patients and third party payors such as managed care organizations, Medicare, Medicaid, commercial insurance companies and workers' compensation insurance funds. We also provide services to healthcare providers such as physicians and hospitals. For the nine months ended September 30, 2007, 66.5% of our gross revenue was derived from magnetic resonance imaging ("MRI") services and 19.6% of our gross revenue was derived from computed tomography ("CT") services. The remainder of our gross revenue was derived from nuclear medicine, general radiology (fluoroscopy and x-ray), ultrasound, bone densitometry and mammography services, and other sources.

        We segregate our centers into three categories: multi-modality; dual-modality; and single modality centers. As of September 30, 2007, we operated: (i) 42 multi-modality centers; (ii) 31 dual-modality centers, the majority of which offer MRI and CT; and (iii) 19 single modality MRI centers. We have the ability to expand service capabilities at each of our centers by increasing the capacity of our existing diagnostic imaging equipment through upgrades, offering multiple pieces of diagnostic imaging equipment within the same modality and adding new modalities, such as nuclear medicine, ultrasound and mammography. As of September 30, 2007, we owned or leased 14 mobile MRI machines that we use to supplement capacity at our centers from time to time on an as needed basis and to evaluate new markets.

        At September 30, 2007, we operated 340 diagnostic imaging systems, 330 of which we owned and 10 of which we leased on a full or part time basis. The following table sets forth the details of our owned and leased diagnostic imaging equipment in operation at September 30, 2007:

	September 30, 2007
	Owned	Leased	Total
MRI	104	7	111
CT	68	1	69
Other(1)	158	2	160

Total	330	10	340

    (1)
    Other modalities include nuclear medicine, x-ray, fluoroscopy, ultrasound, bone densitometry and mammography.

        Of our $7.6 million in total capital expenditures for the nine months ended September 30, 2007, we invested approximately: $6.6 million in equipment maintenance and expansion; $0.6 million for information technology; and $0.4 million in the development of de novo centers. During the nine months ended September 30, 2007, we added seven new MRIs, all of which were high-field, redeployed one into service from storage, disposed of two and placed three in storage for potential redeployment; we added four new CTs, all of which were multi-slice, redeployed one into service from storage, disposed of four and placed two in storage for potential redeployment; and we added three pieces of other modality equipment, redeployed two into service from storage, disposed of three and placed four in storage for potential redeployment.

        Our revenue is generated by providing services to patients and other healthcare providers. Generally, we directly bill patients or third-party payors (e.g. Medicare, Medicaid, commercial payors and workers' compensation funds) on a fee-for-service basis. Patient services revenue is recognized net of contractual adjustments, which represent the difference between the fee we charge for a procedure and what we expect to collect from third party payors and patients. For the nine months ended September 30, 2007, approximately 53.4% of our gross patient revenue came from managed care and commercial payors, 37.4% from governmental and workers' compensation payors and 9.2% from other sources, including gross revenue from patients who were not insured. We have over 560 different contracts with commercial payors, and no single commercial payor accounted for more than 10% of our gross revenue for the three or nine months ended September 30, 2007. These contracts describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide to their beneficiaries who are our patients.

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

        We derive a majority of our revenue from direct billings to patients and third-party payors such as Medicare, Medicaid and private health insurance companies. As a result, any significant decreases in the rates or adverse changes in methods of reimbursement for the services we provide would have a significant adverse impact on our net revenue and financial results. The Centers for Medicare and Medicaid Services ("CMS") periodically updates the reimbursement rates in the physician fee schedule ("PFS") (including diagnostic imaging services we provide). Medicare reimbursement accounted for approximately $9.4 million and $28.8 million of net revenue for the three and nine months ended September 30, 2007, respectively, and $47.9 million for the year ended December 31, 2006.

        On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (the "DRA"). The DRA codified a payment reduction begun by CMS on January 1, 2006, whereby CMS reduced payment by 25% for certain second and subsequent imaging services performed on contiguous body parts in a single session. The DRA also provided for a significant reduction in reimbursement for radiology services for Medicare Part B beneficiaries. The DRA provided that, effective January 1, 2007, reimbursement for diagnostic imaging services (excluding diagnostic and screening mammography) performed at non-hospital based freestanding facilities, which includes FICs like our centers, is the lesser of the Medicare Part B PFS or Medicare's outpatient prospective payment system schedule ("OPPS") for hospitals. Historically, non-hospital based freestanding fixed-site imaging centers were not directly affected by OPPS. OPPS was designed to reimburse hospitals for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group ("APC") to which the service is assigned rather than on a hospital's costs. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.

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

        In accordance with the DRA requirements, effective January 1, 2007, CMS capped the PFS payment amount for the technical component (prior to applying the geographic adjustment) by the OPPS payment amount (prior to applying the geographic adjustment). If as a result of the OPPS cap, an imaging service is paid at the lower OPPS rate (not the PFS payment amount), the OPPS national rate with the physician geographic adjustment is the final payment amount for calendar year 2007. Because Independent Diagnostic Testing Facilities ("IDTFs") are paid under the PFS, the OPPS national rate is adjusted by the applicable PFS geographic adjustment factor, not the wage index applicable to hospital outpatient departments. The geographic adjustment factor applied to the OPPS national rate varies across the country according the payment locality in which the IDTF is located. On the other hand, hospital outpatient departments will receive a payment equal to the OPPS national rate adjusted by the applicable wage index under OPPS. The wage index and the geographic adjusters under the PFS are not the same. Accordingly, IDTFs may be paid less than hospital outpatient departments in the same locality for a procedure capped at the OPPS rate because of the different adjustment factors applicable to IDTFs and hospital outpatient departments. For imaging services subject to both the multiple imaging reductions and the OPPS cap, CMS will first apply the multiple imaging payment reduction and then apply the OPPS cap to the reduced amount. The geographic adjustment is then applied to the payment amount.

        CMS and the carriers have developed and published a separate fee schedule within the PFS for outpatient imaging services. The new schedule is entitled 2007 OPPS Payment Cap Amounts for the Technical Component and Global Portion of Imaging Services. The schedule calculates the lesser of formula provided by the statute and applies the geographic modifier applicable to the IDTF location.

        We believe that the DRA reimbursement reductions will have a material adverse impact on our results of operations, cash flows and overall financial condition. We estimate that the full-year 2007 impact on our financial results, based on our experience during the nine months ended September 30, 2007, will be a $10.5 million reduction in net revenue. This estimate is based on the following assumptions: (i) scan volumes and modality mix for the nine months ended September 30, 2007; (ii) our historic Medicare denial rate; and (iii) 2007 APC rates compared to rates in effect for 2006. Scan volumes, payor mix and scan mix during the full-year 2007 could vary from our actual experience in the nine months ended September 30, 2007, which would impact our estimate of the effect of the reimbursement reduction.

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

        On November 1, 2007, CMS released its final rule that revised payment rates and policies under the 2008 Medicare Physician Fee Schedule. The final Rule calls for an estimated reduction of 10.1% in reimbursement for physician services reimbursed under the 2008 Medicare Physician Fee Schedule.

        To the extent that commercial payors with which we contract base their payments for diagnostic imaging services on Medicare reimbursement rates, any reduction in Medicare rates could result in a corresponding reduction in reimbursement from our commercial payors. Similarly, any change in significant commercial payor's reimbursement rates may result in a corresponding change in reimbursement rates with other commercial payors. Future Medicare reimbursement reductions may further reduce the payments we receive for our services. Any change in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we can obtain reimbursement or the amounts reimbursed to us for services we provide.

        The principal components of our costs of services are compensation paid to radiologists and technologists, equipment maintenance costs, medical supplies, building costs, and equipment related costs (which include rental costs for mobile units and operating expenses for certain equipment). Costs of services, as a percentage of net revenue, were 50.7% and 49.3% for the three and nine months ended September 30, 2007, respectively, as compared to 44.1% and 45.1% for the three and nine months ended September 30, 2006.

        Marketing, general and administrative ("MG&A") expenses are comprised of three major categories: (i) operations overhead; (ii) corporate overhead; and (iii) bad debt expense. Operations overhead includes wages and benefits for center personnel (excluding radiologists and technologists) and transcriptionists, regional management, regional billing centers and local marketing. Corporate overhead is comprised of corporate wages and benefits and other corporate expenses. The table below sets forth the MG&A expenses by category for the three and nine months ended September 30, 2007 and 2006 (in thousands of dollars). MG&A costs, as a percentage of net revenue, were 36.9% and 37.2% for the three and nine months ended September 30, 2007, respectively, as compared to 34.0% and 34.7% for the three and nine months ended September 30, 2006.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	% Net Revenue	2006	% Net Revenue	2007	% Net Revenue	2006	% Net Revenue
Operations overhead	$14,503	24.2%	$14,002	20.6%	$43,627	23.4%	$44,297	21.2%
Corporate overhead	4,369	7.3%	5,529	8.1%	15,564	8.3%	17,275	8.3%
Bad debt expense	3,222	5.4%	3,560	5.3%	10,229	5.5%	10,867	5.2%

Total	$22,094	36.9%	$23,091	34.0%	$69,420	37.2%	$72,439	34.7%

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

        The concentration of gross revenue and gross patient receivables, by payor class, as a percentage of total gross revenue and total gross patient receivables, for and as of the nine months ended September 30, 2007, is as follows:

	Gross Revenue	Gross Patient Receivables	DSO(1)
Managed care and commercial payors	53.4%	46.7%	40.6
Medicare	21.3%	20.1%	44.2
Medicaid	5.8%	6.4%	53.5
Other third party payors, including patients	9.2%	12.7%	63.6
Other governmental and workers' compensation payors	10.3%	14.1%	62.1

Total	100.0%	100.0%	46.5

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

Results of operations

        The following table sets forth our statement of operations data and these amounts as a percentage of net revenue for the periods indicated:

									Change
	Three Months Ended September 30,								Three Months Ended Sept. 30, 2007 vs. 2006	Nine Months Ended Sept. 30, 2007 vs. 2006
					Nine Months Ended September 30,
	2007		2006		2007		2006
Net revenue from services	$59,809	100%	$67,878	100%	$186,483	100%	$208,700	100%	$(8,069)	$(22,217)
Costs of services	30,311	50.7%	29,929	44.1%	91,926	49.3%	94,137	45.1%	382	(2,211)
MG&A expenses	22,094	36.9%	23,091	34.0%	69,420	37.2%	72,439	34.7%	(997)	(3,019)
Loss (gain) on disposal of assets	65	0.1%	(2,255)	3.3%	299	0.2%	(754)	(0.4)%	(2,320)	(1,053)
Gain on sale of partnership interest	(524)	(0.9)%	—		(524)	(0.3)%	—		524	524
Depreciation and amortization	6,791	11.4%	8,336	12.3%	21,826	11.7%	25,485	12.2%	(1,545)	(3,659)

Income from operations	1,072	1.8%	8,777	12.9%	3,536	1.9%	17,393	8.3%	(7,705)	(13,857)
Interest expense, net	11,231	18.8%	10,558	15.6%	33,163	17.8%	31,346	15.0%	673	1,817
Equity in earnings of unconsolidated joint ventures	(71)	(0.1)%	(61)	(0.1)%	(155)	(0.1)%	(177)	(0.1)%	10	(22)
Provision for income taxes	343	0.6%	530	0.8%	1,119	0.6%	1,479	0.7%	(187)	(360)

Net loss	$(10,431)	(17.4)%	$(2,250)	(3.3)%	$(30,591)	(16.4)%	$(15,255)	(7.3)%	$(8,181)	$(15,336)

Three months ended September 30, 2007 compared to three months ended September 30, 2006

        Net revenue was $59.8 million for the three months ended September 30, 2007, representing a decrease of $8.1 million, or 11.9%, from net revenue of $67.9 million for the three months ended September 30, 2006. The decrease in net revenue was driven in large part by lower scan volume and Medicare reimbursement reductions under DRA, offset by changes in modality mix. We experienced a decrease in same center net revenue of $7.6 million, or 11.5%, in the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end. Our new centers added $0.8 million, or 1.2%, of net revenue growth in the three months ended September 30, 2007, compared to the three months ended September 30, 2006. New centers are defined as centers opened since the beginning of the prior year. The impact of closed and sold centers on net revenue in the three months ended September 30, 2007, compared to the three months ended September 30, 2006 was a decrease of $1.2 million. Managed centers and mobile operations accounted for a decrease in net revenue of $0.1 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

        The decrease in net revenue from same centers of $7.6 million for the three months ended September 30, 2007 resulted from lower scan volumes, Medicare reimbursement reductions under DRA and pricing effects of changes in modality and payor mix. Scan volume decreases at our same centers reduced net revenue by $4.1 million, the impact of pricing due to Medicare reimbursement under DRA reduced net revenue by $2.4 million, the pricing effects of modality and payor mix changes decreased net revenue by $1.5 million while changes in modality mix increased net revenue by $0.4 million.

        Costs of services were $30.3 million for the three months ended September 30, 2007, representing an increase of $0.4 million, or 1.3%, as compared to $29.9 million for the three months ended September 30, 2006. The increase was primarily the result of the one time reversal of an accrual of $1.3 million related to the settlement of the landlord claim in 2006 and an increase in radiology fees of approximately $0.7 million in Arizona, which was offset by a decrease in costs of services driven by lower scan volumes and lower net revenue. Furthermore, costs of services, as a percentage of net revenue, increased to 50.7% in the three months ended September 30, 2007, as compared to 44.1% in the three months ended September 30, 2006. The increase in costs of services, as a percentage of net revenue, was primarily the result of the 2006 accrual reversal, the increase in radiology fees, as well as costs related to technicians, building and equipment, which do not decline proportionately with the decrease in overall net revenue.

        MG&A expenses were $22.1 million for the three months ended September 30, 2007, representing a decrease of $1.0 million, or 4.3%, as compared to $23.1 million for the three months ended September 30, 2006. MG&A expenses as a percentage of net revenue were 36.9% in the three months ended September 30, 2007, as compared to 34.0% in the three months ended September 30, 2006. The decrease in MG&A expenses was largely the result of a decrease in professional fees of $0.8 million, a decrease in bad debt expense of $0.3 million and an increase in other income of $0.3 million for the three months ended September 30, 2007. Employee compensation increased $0.4 million compared to the three months ended September 30, 2006 which included a reduction in an accrual for incentive compensation.

        Depreciation and amortization was $6.8 million, or 11.4% of net revenue, for the three months ended September 30, 2007, as compared to $8.3 million, or 12.3% of net revenue, for the three months ended September 30, 2006. The $1.5 million decrease in depreciation expense resulted from lower capital expenditures made in 2007 and 2006 and the retirement of certain assets in prior periods.

        Interest expense, net was $11.2 million for the three months ended September 30, 2007, representing an increase of $0.6 million, or 5.7%, from $10.6 million for the three months ended September 30, 2006. The increase was the result of an increase in interest expense on the senior credit facility due to increased borrowings and increased accretion of interest expense related to the 12 1/4% Notes, as defined below.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

        Net revenue was $186.5 million for the nine months ended September 30, 2007, representing a decrease of $22.2 million, or 10.6%, from net revenue of $208.7 million for the nine months ended September 30, 2006. The decrease in net revenue was driven in large part by lower scan volumes and Medicare reimbursement reductions under DRA. We experienced a decrease in same center net revenue of $18.9 million, or 9.4%, in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Same centers are defined as centers in operation at the beginning of the prior year and continuing in operation at period end. Our new centers added $1.5 million, or 0.7%, of net revenue growth in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. New centers are defined as centers opened since the beginning of the prior year. The impact of closed and sold centers on net revenue in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 was a decrease of $4.6 million. Managed centers and mobile operations accounted for a decrease in net revenue of

$0.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

        The decrease in net revenue from same centers of $18.9 million for the nine months ended September 30, 2007 resulted from lower scan volumes, Medicare reimbursement reductions under DRA and changes in modality mix. Scan volume decreases at our same centers reduced net revenue by $10.9 million, the impact of pricing due to Medicare reimbursement under DRA reduced net revenue by $7.4 million, and the pricing effects of modality and payor mix changes decreased net revenue by $0.6 million.

        Costs of services were $91.9 million for the nine months ended September 30, 2007, representing a decrease of $2.2 million, or 2.3%, as compared to $94.1 million for the nine months ended September 30, 2006. The decrease in costs of services was primarily driven by lower scan volume and lower net revenue, which was partially offset by a one time reversal of an accrual of $1.3 million related to the settlement of the landlord claim in 2006 and an increase in radiology fees of approximately $1.9 million in Arizona. Furthermore, costs of services, as a percentage of net revenue, increased to 49.3% in the nine months ended September 30, 2007, as compared to 45.1% in the nine months ended September 30, 2006. The increase in costs of services, as a percentage of net revenue, was primarily the result of the 2006 accrual reversal, the increase in radiology fees, as well as costs related to technicians, building and equipment, which do not decline proportionately with the decrease in overall net revenue.

        MG&A expenses were $69.4 million for the nine months ended September 30, 2007, representing a decrease of $3.0 million, or 4.1%, as compared to $72.4 million for the nine months ended September 30, 2006. The decrease in MG&A expenses was largely the result of a decrease in professional fees of $1.5 million, lower employee compensation of $0.9 million, and a decrease in bad debt expense of $0.6 million for the nine months ended September 30, 2007. MG&A expenses as a percentage of net revenue were 37.2% in the nine months ended September 30, 2007, as compared to 34.7% in the nine months ended September 30, 2006.

        Depreciation and amortization was $21.8 million, or 11.7% of net revenue, for the nine months ended September 30, 2007, as compared to $25.5 million, or 12.2% of net revenue, for the nine months ended September 30, 2006. The $3.7 million decrease in depreciation expense resulted from lower capital expenditures made in 2007 and 2006 and the retirement of certain assets in prior periods.

        Interest expense, net was $33.2 million for the nine months ended September 30, 2007, representing an increase of $1.9 million, or 6.1%, from $31.3 million for the nine months ended September 30, 2006. The increase was the result of an increase in interest expense on the senior credit facility due to increased borrowings and increased accretion of interest expense related to the 12 1/4% Notes, as defined below.

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

Cash Flows

        Net cash used in operating activities was $10.7 million for the nine months ended September 30, 2007, representing a decrease of $22.5 million from net cash provided by operating activities of $11.8 million for the nine months ended September 30, 2006. This difference resulted primarily from an increase in the net loss of $15.3 million for the nine months ended September 30, 2007 compared to the net loss for the nine months ended September 30, 2006 and a decrease in cash from working capital. Overall, the change in working capital assets and liabilities required $5.3 million more cash in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The working capital changes were principally in patient receivables, accrued payroll and related taxes, prepaid expenses and other assets, partially offset by changes in other accrued expenses, accounts payable and other receivables.

        Net cash used in investing activities was $7.1 million for the nine months ended September 30, 2007, representing a decrease of $7.3 million, or 50.7%, from $14.4 million for the nine months ended September 30, 2006. The decrease was the result of a decrease in the purchase of property and equipment in the nine months ended September 30, 2007 of approximately $11.9 million and an increase of $0.5 million in proceeds from the sale of partnership interest, offset by a decrease of $5.1 million in proceeds from the sale of property and equipment, compared to the nine months ended September 30, 2006.

        Net cash provided by financing activities was $16.2 million for the nine months ended September 30, 2007, representing an increase of $24.4 million from $8.2 million of net cash used in financing activities for the nine months ended September 30, 2006. The increase is primarily attributable to an increase in net proceeds of $17.4 million from the senior credit facility and a decrease in payments attributable to the Tranche B term loan of $7.0 million during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Financial Condition

        At September 30, 2007, we had $369.3 million of indebtedness outstanding, as compared to $341.9 million at December 31, 2006. In addition, at September 30, 2007, we had a stockholders' deficit of $312.3 million, as compared to our stockholders' deficit of $281.3 million at December 31, 2006. Our indebtedness primarily consisted of $177.6 million of our 11 7/8% senior subordinated notes due 2012 (the "11 7/8% Notes"), $122.6 million of accreted value of our $136.0 million aggregate principal amount at maturity 12 1/4% senior discount notes due 2012 (the "12 1/4 Notes"), $59.7 million under the Tranche B portion of our senior credit facility and $8.3 million under the revolving credit facility. Further, at September 30, 2007, we would have been able to borrow an additional $16.2 million (after giving effect to $0.5 million of outstanding letters of credit) under the revolving credit facility to fund our working capital requirements and future acquisitions.

Senior Credit Facility

        Effective June 29, 2007, MedQuest, Inc. ("MedQuest") and MQ Associates, Inc. ("MQA", and, together with MedQuest, the "Company") entered into a Fourth Amendment (the "Fourth Amendment") to the Amended and Restated Credit Agreement, dated as of September 3, 2003. The Fourth Amendment makes certain changes to the Senior Credit Facility, including (i) extending the maturity date of the revolving portion of the Senior Credit Facility until January 31, 2009, (ii) reducing the revolving commitment to $25 million, (iii) increasing the Tranche B term loan principle amount to $60 million, (iv) amending the Tranche B term loan amortization such that approximately $59 million of the term loan matures on January 31, 2009, (v) modifying the levels of the financial covenants, including the addition of a capital expenditure covenant and (vi) modifying certain of the definitions used in calculating those covenants.

        The senior credit facility, as amended, is guaranteed by MQA and each of MedQuest's existing and future subsidiaries. MedQuest's obligations under the senior credit facility and the guarantors' obligations under the guarantees are collateralized by substantially all of the assets of MedQuest and the guarantors.

        Subject to adjustments pursuant to the Fourth Amendment to the senior credit facility borrowings under the revolving credit facility accrue interest, at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 1.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 2.75% per annum. Borrowings under the revolving credit facility at September 30, 2007 and 2006 were $8.3 million and $0, respectively. The revolving credit facility also provides for a commitment fee equal to 1% per annum, subject to adjustment. The margins related to the prime rate and Eurodollar rate borrowings and commitment fee are subject to downward adjustment based upon our consolidated leverage ratio, as defined.

        Subject to adjustments pursuant to the Fourth Amendment, borrowings under the Tranche B term facility accrue interest at the option of MedQuest, at either: (a) the greater of the prime rate or the Federal funds effective rate (subject to certain adjustments) plus an applicable margin of 2.75% per annum, or (b) the Eurodollar rate, plus an applicable margin of 3.75% per annum. Borrowings were based upon the Eurodollar rate (weighted average rate of 5.375% and 4.99% at September 30, 2007 and September 30, 2006, respectively) and amounted to $59.7 million and $51.1 million at September 30, 2007 and September 30, 2006, respectively.

        Commencing with the fiscal year ending December 31, 2004, and annually thereafter, a specified percentage (currently 75%, subject to downward adjustment based on our consolidated leverage ratio) of excess cash flows, as defined in the senior credit facility, must be applied against certain outstanding borrowings under the senior credit facility.

12 1/4% Notes and 11 7/8% Notes

        In August 2004, MQA issued $136.0 million aggregate principal amount at maturity of the 12 1/4% Notes and received gross proceeds of $84.8 million. The 12 1/4% Notes are uncollateralized obligations of MQA. Interest accrues on the 12 1/4% Notes in the form of an increase in accreted value through August 15, 2008. Cash interest accrues from August 15, 2008, and is payable semi-annually in arrears commencing on February 15, 2009. MQA is required to pay generally all accrued but unpaid interest on the 12 1/4% Notes in cash on February 15, 2010, or at MQA's option, on August 15, 2008. In October 2004, MQA registered an identical series of senior discount notes with the SEC and subsequently completed an exchange of all the unregistered $136.0 million aggregate principal amount at maturity 12 1/4% Notes for the registered 12 1/4% Notes.

        In August 2002, MedQuest issued $180.0 million aggregate principal amount of 11 7/8% Notes, net of a discount of $3.8 million, to fund in part our recapitalization. The 11 7/8% Notes bear interest at the rate of 11 7/8% per annum that is payable semi-annually in cash on each February 15 and August 15. In February 2003, MedQuest registered an identical series of senior subordinated notes with the SEC and subsequently completed an exchange of all the unregistered $180.0 million aggregate principal amount 11 7/8% Notes for the registered 11 7/8% Notes. The 11 7/8% Notes are senior subordinated uncollateralized obligations of MedQuest, ranking junior in right of payment to all of its existing and future senior debt, and are guaranteed by MQA and each of MedQuest's subsidiaries.

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

Preferred Stock

        The Series A Preferred Stock and Series B Preferred Stock of MQA may be redeemed at the option of the holders upon the consummation of an underwritten public offering at a redemption price of $55.0 million for all of the Series A Preferred Stock and $15.0 million for all of the Series B Preferred Stock. Additionally, in the case of such redemption, the holders of Series B Preferred Stock will receive 2,295,000 shares of MQA common stock. In the event that (i) MQA and its underwriters determine that the redemption of the Series B Preferred Stock would adversely affect the planned underwritten public offering or (ii) the holders of shares of Series B Preferred Stock elect not to redeem shares of Series B Preferred Stock, MQA may convert all shares of Series B Preferred Stock into 17,295,000 shares of MQA common stock. We have not accreted the fair value of the additional shares of MQA common stock to be issued upon redemption of the Series B Preferred Stock because we do not believe that the redemption trigger is probable as of September 30, 2007.

Capital expenditures

        We incur capital expenditures to, among other things:

  •
  upgrade or replace existing equipment and centers to increase volume and/or quality;

  •
  purchase new equipment and incur leasehold improvements for de novo centers;

  •
  acquire the assets of centers owned by others; and

  •
  upgrade information technology systems.

        Capital expenditures, in the aggregate, amounted to $7.6 million for the nine months ended September 30, 2007, as compared to $19.5 million for the nine months ended September 30, 2006.

        The following table sets forth capital expenditures, in detail, for the three and nine month periods ended September 30, 2007 and 2006 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Maintenance and growth	$—	$5.7	$6.6	$14.6
New centers (de novo)	—	1.9	0.4	3.4
Business acquisitions	—	—	—	—
Information technology	0.1	0.3	0.6	1.5

Total	$0.1	$7.9	$7.6	$19.5

        We believe that expenditures for capital equipment and acquisitions of businesses will range between $12.0 million and $15.0 million for the year ending December 31, 2007 and does not include any expenditures for capital equipment under operating lease arrangements. The amount of capital expenditures may vary based upon the level of unanticipated events and opportunities that present themselves during the year and is subject to change; however, our Senior Credit Facility does contain a capital expenditure covenant that limits capital expenditures to some extent. We continuously evaluate acquisition opportunities, and from time to time we may enter into non-binding letters of intent.

Related party transactions

        As of September 30, 2007, we leased space for one of our imaging centers through a lease agreement between one of our subsidiaries and Image Properties, L.L.C. ("Image Properties"), a company owned by our former Chief Executive Officer and our former President. We guarantee that real estate lease between our subsidiary and Image Properties. The lease provides for monthly rent of approximately $6,000. Effective June 1, 2007, Image Properties sold, to an unrelated third party, the properties underlying 13 of our imaging centers, which we previously leased from them. We made total lease payments under those agreements of approximately $0.0 million and $0.9 million in the three and nine months ended September 30, 2007 and approximately $1.2 million and $2.9 million in the three and nine months ended September 30, 2006.

Critical accounting policies and estimates

        The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact our consolidated financial statements are described in our 2006 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, a summary of our significant accounting policies can be found in Note 3 to the consolidated financial statements included in the 2006 10-K. During the nine months ended September 30, 2007, there were no changes to our critical accounting policies and no adoption of any new significant accounting policies other than FIN 48, which is discussed in Note 4, "Income taxes" in the consolidated financial statements located elsewhere in this report.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. For long-term debt obligations, the table presents principal cash flows and, as of

September 30, 2007, related weighted average interest rates by expected (contractual) maturity dates. All amounts are in United States dollars (in millions).

Long-term debt	2007	2008	2009	2010	2012	Total	Fair Value
Fixed rate	$—	$—	$—	$40.5	$275.5	$316.0	$302.7
Average interest rate				12.04%	12.04%	12.04%	11.91%
Variable rate	$0.2	$0.6	$67.2	$—	$—	$68.0	$68.0
Average interest rate	9.27%	9.27%	9.27%			9.27%	9.27%

Item 4.    Controls and Procedures

Review of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2007. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of September 30, 2007. No change in internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

        The staff of the SEC commenced a formal inquiry concerning, among other things, our previous announcement that we expected to restate our financial statements for prior periods and our inability to timely file our 2004 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 (which, in each case, were subsequently filed). On October 18, 2007, we entered into a settlement with the SEC that included a cease and desist order requiring us to cease from committing or causing any violations or future violations of certain sections of the Exchange Act and certain Rules thereunder. The settlement does not include any fines or penalties and is not expected to have any future impact on us.

        On February 24, 2007, after a failed mediation on an unrelated matter between Phoenix Diagnostic Imaging, Inc. ("PDI"), our Arizona subsidiary, and Analytic Medical Imaging, Ltd. d/b/a/ Arizona

Medical Imaging ("AMI"), our exclusive radiology provider in our greater Phoenix, Arizona market, AMI terminated our 30 year Radiology Interpretive Services and Medical Director Agreement ("ISA"), with only 5 days' notice. On February, 28, 2007, PDI filed a lawsuit against AMI for breach of the ISA based on AMI's wrongful termination, insufficient notice of termination and bad faith, as well as for tortious interference with its business relations, along with a motion for temporary restraining order ("TRO") in the Superior Court, Maricopa County, Arizona. The TRO sought to prohibit AMI from abandoning its staffing of PDI's centers on such inappropriate and insufficient notice. On February 28, 2007, the Superior Court granted PDI's motion for a TRO and set a preliminary injunction hearing for March 19, 2007.

        On March 1, 2007, AMI filed an appeal of the Superior Court's TRO with the Arizona Court of Appeals. That appellate action was converted by the Court of Appeals into a Petition for Special Action. On March 2, 2007, AMI filed a motion to stay the TRO in the Superior Court, which motion was denied the same day after oral argument. On March 5, 2007, AMI filed a motion to stay the TRO with the Arizona Court of Appeals. The Court of Appeals denied AMI's motion to stay and summarily dismissed AMI's petition for special action on March 8, 2007.

        At the conclusion of the preliminary injunction hearing on March 19, 2007, the Superior Court extended the TRO through March 26, 2007 and ordered the parties to engage in emergency arbitration to determine whether further injunctive relief was appropriate. The Superior Court also referred the underlying lawsuit to binding American Arbitration Association ("AAA") arbitration. On March 26 and March 31, 2007, the parties engaged in an emergency arbitration proceeding and the injunctive relief granted to PDI was further extended until the emergency arbitration was completed. On April 6, 2007, the emergency arbitrator declared that PDI was the prevailing party, ordered that PDI's costs for the emergency arbitration be borne by AMI and granted PDI the continued injunctive relief it sought. Pursuant to the emergency arbitration award, AMI was required to provide the PDI centers with six full-time radiologists through May 25, 2007. On July 24, 2007, the emergency arbitration award was confirmed by the Superior Court, Maricopa County, Arizona.

        Although AMI has asserted a number of rationales and justifications, which we believe are unjustified and unsupportable, for its termination of the ISA, PDI intends to vigorously pursue its arbitration claim against AMI and believes that its claim has merit. We are not able to predict the ultimate outcome of this arbitration, or the impact the transition to alternate radiology coverage in our greater Phoenix, Arizona market or management's diverted attention to this matter may have on our operations in the short term.

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

MQ ASSOCIATES, INC.
Date: November 7, 2007	By:	/s/ TODD E. ANDREWS Todd E. Andrews Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

MQ ASSOCIATES, INC. QUARTERLY REPORT ON FORM 10-Q INDEX
Forward-Looking Statements
PART I. FINANCIAL INFORMATION
MQ Associates, Inc. & Subsidiaries Consolidated Balance Sheets (in thousands)
MQ Associates, Inc. & Subsidiaries Consolidated Statements of Operations (unaudited) (in thousands)
MQ Associates, Inc. & Subsidiaries Consolidated Statements of Cash Flows (unaudited) (in thousands)
MQ Associates, Inc. & Subsidiaries Notes to Consolidated Financial Statements (unaudited) (in thousands, except share data or as otherwise disclosed)
Consolidating Balance Sheets September 30, 2007
Consolidating Balance Sheets December 31, 2006
Consolidating Statements of Operations Three Months Ended September 30, 2007
Consolidating Statements of Operations Three Months Ended September 30, 2006
Consolidating Statements of Operations Nine Months Ended September 30, 2007
Consolidating Statements of Operations Nine Months Ended September 30, 2006
Consolidating Statements of Cash Flows Nine Months Ended September 30, 2007
Consolidating Statements of Cash Flows Nine Months Ended September 30, 2006
SIGNATURES